Form 10-K
period 2020-12-31
ACKRELL SPAC Partners I Co.
filed 2021-03-31
CIK 1790121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-39821

ACKRELL SPAC PARTNERS I CO.

(Exact name of registrant as specified in its charter)

Delaware	83-3237047
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2093 Philadelphia Pike #1968 Claymont, DE	19703
(Address of principal executive offices)	(zip code)

(650) 560 4753

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one subunit and one-half of one warrant	ACKIU	The Nasdaq Stock Market LLC
Subunits included as part of the units, each consisting of one share of common stock, $.0001 par value, and one-half of one warrant	ACKIT	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	ACKI	The Nasdaq Stock Market LLC
Redeemable warrants	ACKIW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of March 31, 2021, 18,169,000 shares of common stock, including shares of common stock underlying the subunits, par value $0.0001 per share, were issued and outstanding.

ACKRELL SPAC PARTNERS I CO.

FORM 10-K

i

Unless otherwise stated in this Annual Report on Form 10-K (the “Report”):

●	“Company”, “we,” “us,” and “our” refer to Ackrell SPAC Partners I Co.;

●	“EBC” refers to EarlyBirdCapital, Inc., the representative of the underwriters in our IPO;

●	“FMCG” refers to fast-moving consumer goods;

●	“founder shares” refer to the 3,450,000 shares of common stock issued prior to our IPO and owned by our Sponsor, officers and directors;

●	“initial stockholders” refer to all holders of our founder shares prior to our IPO;

●	“IPO” refers to our initial public offering, which we completed on December 23, 2020, where an aggregate of 13,800,000 public units were sold to public investors at a price of $10.00 per unit, generating gross proceeds of $138,000,000 to the Company;

●	“private placement” refers to the private placement that occurred simultaneously with the completion of our IPO where an aggregate of 539,000 private units were sold to our Sponsor and EBC at a price of $10.00 per unit, generating gross proceeds of $5.39 million to the Company;

●	“private shares” refer to the 539,000 shares of common stock underlying our private subunits;

●	“private subunits” refer to the 539,000 subunits underlying our private units, each private subunit consisting of one private share and one-half of one private warrant;

●	“private units” refer to the 539,000 units sold to our Sponsor and EBC in the private placement, each private unit consisting of i) one private subunit, which consists of one private share and one-half of one private warrant and ii) one-half of one private warrant, with each whole private warrant exercisable to purchase one share of common stock;

●	“private warrants” refer to the 539,000 warrants underlying our private units and subunits, with each whole warrant exercisable to purchase one share of common stock;

●	“public shares” refer to the 13,800,000 shares of common stock underlying our public subunits;

●	“public subunits” refer to the 13,800,000 subunits underlying our public units, each public subunit consisting of one public share and one-half of one public warrant, with each whole public warrant exercisable to purchase one share of common stock;

●	“public units” refer to the 13,800,000 units sold in our IPO, each public unit consisting of i) one public subunit, which consists of one public share and one-half of one public warrant and ii) one-half of one public warrant, with each whole warrant exercisable to purchase one share of common stock;

●	“public warrants” refer to the 13,800,000 warrants underlying our public units and subunits, with each whole warrant exercisable to purchase one share of common stock;

●	“Registration Statements” refer to, collectively, our registration statement on Form S-1 (No. 333-251060) which was declared effective by the Securities Exchange Commission on December 21, 2020, and registration statement on Form S-1MEF (No. 333-251537) which became effective automatically upon filing on December 21, 2020;

●	“representative shares” refer to the 380,000 shares of common stock issued to EBC prior to our IPO;

●	“Sponsor” refers to Ackrell SPAC Sponsors I LLC;

●	“trust account” refers to the U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, where an aggregate of $139,380,000, or $10.10 per public unit sold in our IPO, of our proceeds from our IPO and private placement is deposited upon the completion of our IPO.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about:

●	our ability to complete our initial business combination in the branded FMCG industry;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements and other benefits;

●	our potential ability to obtain additional financing to complete a business combination in the branded FMCG industry;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities in the branded FMCG industry;

●	potential changes in control of us if we acquire one or more target businesses for stock;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

●	our use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance following our IPO or following our initial business combination.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

iii

PART I

ITEM 1. BUSINESS

Introduction

We are a blank check company formed under the laws of the State of Delaware on September 11, 2018. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our initial business combination and value creation strategy is to identify, acquire and, after our initial business combination, assist in the growth of a branded fast-moving consumer goods business, which we refer to as a branded “FMCG” business. Our focus is on the alcoholic and non-alcoholic beverage and wellness sectors of the FMCG market. In addition, we believe that there is an emerging opportunity within these sectors to target businesses that are focused on hemp-based branded consumer goods. However, we are not limited to the branded FMCG industry and we may pursue a business combination opportunity in any business or industry we choose and we may pursue a company with operations or opportunities outside of the United States.

On December 23, 2020, we consummated our IPO of 13,800,000 public units, which included the full exercise of the underwriters’ over-allotment option. Each public unit consists of one public subunit and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one share of common stock of the Company, par value $0.0001 per share, for $11.50 per share. Each public subunit consists of one share of common stock and one-half of one public warrant. The public units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $138,000,000.

Simultaneously with the closing of the IPO, we completed the private placement of an aggregate of 539,000 private units to the Sponsor and EBC (470,000 private units to the Sponsor and 69,000 private units to EBC) at a purchase price of $10.00 per private unit, generating gross proceeds to the Company of $5,390,000. The private units (and underlying securities) are identical to the public units (and underlying securities) sold in the IPO, except as otherwise disclosed in our Registration Statements that became effective on December 21, 2020.

If we are unable to consummate an initial business combination by December 23, 2021, 12 months from the closing of our IPO (or up to June 23, 2022, 18 months from the closing of our IPO, if we extend the period of time to consummate a business combination), we will redeem 100% of the public subunits for a pro rata portion of the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then outstanding public subunits, subject to applicable law and as further described herein. Our public stockholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 12 months to 18 months described above or redeem their subunits in connection with such extensions.

Our management team consists of seasoned professionals who have experience spanning the FMCG industry, including beverage, wellness and hemp products, product development, sales, marketing and distribution, mergers and acquisitions, corporate finance, corporate governance and compliance, legal and regulatory matters and investment management. See “Item 10 Directors, Executive Officers and Corporate Governance” for additional information about our directors and executive officers. Our management team will be supported by the investment banking team of Ackrell Capital, an affiliate of our Chairman. We believe that Ackrell Capital’s industry expertise, transaction experience and relationships may provide us with a substantial number of attractive potential business combination targets.

While we may pursue a business combination target in any business, industry or geographical location, we intend to focus our search for businesses in the branded FMCG industry, including businesses that are focused on hemp-based consumer goods. We will target businesses that are compliant with applicable laws and regulations within the jurisdictions in which they are located or operate. We will not invest in, or consummate a business combination with, a target business that we determine has been operating, or whose business plan is to operate, in violation of the U.S. Controlled Substances Act.

The past performance of our management team or of their affiliates is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance as indicative of our future performance.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30.

The Branded Fast-Moving Consumer Goods and Hemp Industries

The branded fast-moving consumer goods industry is large and global. It consists of a variety of segments, each with their distinct characteristics. Often, a segment will have a number of brands or companies that have achieved significant market share, with newcomers frequently entering the market. In order to continue to experience growth, brands or companies often must enter new markets or introduce new products with novel features or ingredients. Examples of branded FMCG segments with these characteristics include alcoholic and non-alcoholic beverages and wellness — some of the largest categories in the branded FMCG industry. One such area of growth is the hemp industry, in which numerous mainstream branded FMCG companies have made investments in, and acquisitions of, hemp-related companies.

Hemp is cannabis containing no more than 0.3% tetrahydrocannabinol, or THC, the psychoactive compound responsible for the “high” or euphoric feeling commonly associated with cannabis consumption. A cannabis plant can yield more than 100 different compounds known as “cannabinoids,” the two most prevalent of which are typically THC and CBD, which produces a physical effect without the psychoactive effects associated with THC.

In 2018, the U.S. Congress passed the Agriculture Improvement Act of 2018 (also known as the Farm Bill), which legalized a significant portion of the hemp industry. With the passage of the Farm Bill, there has been a significant increase in the availability of hemp-derived products, including products containing CBD. Hemp-derived CBD products are now legally available through mainstream distribution channels and retailers. A wide range of CBD-infused products, including lotions, serums, balms, tinctures, shampoos, soaps and pet treats, can now be found online and at a variety of retailers, such as supermarkets, cosmetic stores, beauty salons and pet supply stores. One segment of the hemp sector that continues to have market uncertainty in the U.S. is the CBD-infused food and beverage market, as the U.S. Food & Drug Administration has asserted that the sale of such products violates the U.S. Food, Drug, and Cosmetics Act. However, CBD-infused alcoholic and non-alcohol beverages are starting to be marketed in Europe as the legal framework for hemp in Europe is more permissive than in the United States.

Our management team believes that hemp-based consumer goods have the potential for mass consumer appeal around the world. Consumers are beginning to use hemp-based products to treat a variety of medical conditions, including anxiety, insomnia, pain and inflammation. In aggregate, across all state medical hemp laws in the United States, hemp is legally recognized as a form of therapy or medicine for more than 50 medical conditions. Similar to the alcohol and pharmaceutical markets, we believe that the total addressable consumer market for hemp-based products comprises a significant portion of the global adult population and will become an increasingly large and relevant consumer product segment.

Business Strategy

We believe that there are a range of target businesses that could benefit from our industry knowledge, relationships, capital and public vehicle. Our strategy is to identify and complete our initial business combination with a target operating in the branded FMCG industry. Our focus will be on the alcoholic and non-alcoholic beverage and wellness sectors of the FMCG market. In addition, we believe that there is an emerging opportunity within these sectors to target businesses that are focused on hemp-based branded consumer goods. While we intend to initially focus on potential opportunities in the United States, the branded FMCG industry is global and we may pursue opportunities internationally. Notwithstanding the foregoing, we will not invest in, nor consummate a business combination with, a target business that we determine has been operating, or whose business plan is to operate, in violation of the U.S. Controlled Substances Act.

Our management team is in the process of identifying, contacting, and evaluating potential target businesses in the pursuit of a possible business combination. In addition, we are communicating the parameters of our search to our network of relationships and transaction sources to help us identify potential target businesses. We intend to leverage our team’s collective experience in the branded FMCG and hemp industries and capital markets to successfully complete a business combination, and then continue to support our target business with our industry relationships, insights and regulatory knowledge, financial expertise and capital resources.

Competitive Strengths

We believe that our management team is well positioned to identify attractive target businesses within the branded FMCG industry and to facilitate a successful business combination for the following reasons:

Track Record and Transaction Flow within the Branded FMCG Industry.

Our management team has a track record of successfully identifying and acquiring brands, products and companies within the branded FMCG industry. Shannon Soqui, our Vice Chairman, and Jason Roth, our Chief Executive Officer, are the current Chief Executive Officer and Chief Strategy Officer, respectively, of Next Frontier Brands. Next Frontier Brands is an international provider of fast-moving consumer goods, including alcoholic and non-alcoholic beverages and wellness products. NextFrontierBrand’s strategy is to acquire brands in both mature and emerging product categories within the beverage and wellness segments of the branded FMCG industry. Our strategy is to identify targets operating in markets similar to those in which Next Frontier Brands participates.

Extensive Network within the Hemp Industry.

Our management team has an extensive network throughout the hemp industry, including traditional branded FMCG businesses already addressing this market. Michael K. Ackrell, our Chairman, is the founder of Ackrell Capital, one of the few registered broker/dealers in the United States providing services to companies participating in the hemp industry. Ackrell Capital provides M&A advisory and capital raising services to clients in the United States and internationally. Ackrell Capital is a thought leader in the industry, publishing a variety of industry reports and analyses. Shannon Soqui, our Vice Chairman, is the co-founder, Chief Executive Officer and Chairman of the board of directors of Next Frontier Brands. Next Frontier Brands is an international provider of fast-moving consumer goods, including alcoholic and non-alcoholic beverages and hemp-based wellness products. Prior to co-founding Next Frontier Brands, Mr. Soqui served as the head of U.S. cannabis investment banking at Canaccord Genuity, a leading global cannabis investment bank. Jason Roth, our Chief Executive Officer, is the co-founder, the Chief Strategy Officer and a member of the board of directors of Next Frontier Brands. Prior to co-founding Next Frontier Brands, Mr. Roth was the Chief Executive Officer and Chairman of the board of directors of Mile High Labs International, which we believe was one of the world’s largest processors of hemp-derived CBD concentrates in 2019. While at Mile High Labs International, Mr. Roth conducted business with numerous leading alcoholic beverage companies and developed a large network of contacts in the beverage and wellness industries. Our contacts include corporate executives at public and private FMCG and hemp companies, investment professionals at private equity firms and other financial sponsors and industry research analysts, as well as lawyers and accountants serving the FMCG and hemp industries — any of whom could be a source of a lead to a possible target business. Ackrell Capital may receive consulting, success or finder fees in connection with assisting us in the consummation of our initial business combination.

Significant Prior SPAC Experience.

Our management team possesses a strong understanding of the SPAC structure and market. Our Chief Operating Officer and President, Stephen Cannon, has served as a member of management for five SPACs, five of which have completed initial public offerings and four of which have consummated initial business combinations, including most recently Archimedes Tech SPAC Partners Co., which completed its initial public offering in March 2021, and Twelve Seas Investment Company, which completed its initial public offering in June 2018 and its business combination in December 2019. Our Chief Financial Officer, Long Long, has more than a decade of corporate finance experience and has served as the Chief Financial Officer of Archimedes Tech SPAC Partners Co. and also oversaw the financial filings, daily operations and due diligence of business combination targets for Twelve Seas Investment Company.

Less Regulatory Risk due to our Industry Segment Focus.

While we may pursue a business combination target in any industry or geographical location, we intend to focus our search for businesses in the branded FMCG industry, including businesses that are focused on alcoholic and non-alcoholic beverages and wellness products. We will target businesses that are compliant with applicable laws and regulations within the jurisdictions in which they are located or operate. We will not invest in, nor consummate a business combination with, a target business that we determine has been operating, or whose business plan is to operate, in violation of the U.S. Controlled Substances Act. Consequently, we believe that this strategy will reduce the legal and regulatory risks faced by our target businesses and public stockholders after the business combination.

Benefits as a Public Company.

We believe that our structure will make us an attractive business combination partner to a range of target businesses. A merger with us will offer a target business an alternative process to a public listing rather than the traditional initial public offering process. We believe that target businesses may favor this alternative given the challenges of a traditional initial public offering and our ability to offer greater certainty of execution. Once a proposed business combination is approved by our stockholders and the transaction is consummated, the target business will have effectively become public. A traditional initial public offering is always subject to the underwriters’ ability to complete the offering, due to general market conditions, lack of investor interest or otherwise. Once public, we believe that the target business will have greater access to capital and a public currency to use for potential acquisitions. In addition, having a public currency provides the target business with an additional means of creating management incentives that may be better aligned with stockholders’ interests than it would have as a private company. Being public can also augment a company’s profile among potential new customers and vendors and aid in attracting talented management.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek stockholder approval of a business combination, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

Strong Financial Position with Transaction Flexibility.

With proceeds of approximately $139.4 million initially held in trust and a public market for our securities, we can offer a target business a variety of financial options to facilitate a business combination and capital to fund the future growth of its business and strengthen its balance sheet. Because we can consummate a business combination using cash, debt, our share capital or a combination of the foregoing, we have the flexibility to tailor the form of the consideration to be paid to the target business to address the needs of the parties.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our IPO and the private placement, our capital stock, debt or a combination of these in effecting a business combination which has not yet been identified. Accordingly, investors in our securities are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our Sponsor, initial stockholders, officers and directors and their affiliates, including Ackrell Capital. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our Sponsor’s contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting. Additionally, Ackrell Capital may be engaged by a target company for M&A services and make an introduction to us.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. We may also engage the services of professional firms or other individuals that specialize in business acquisitions in which case we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In addition, we may pay consulting, success or finder fees to our Sponsor, officers, directors, initial stockholders or their affiliates (including Ackrell Capital and its affiliates) in connection with the consummation of our initial business combination. Our audit committee will review and approve all reimbursements and payments made to our Sponsor, officers, directors or their respective affiliates, with any interested director abstaining from such review and approval.

Selection of Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	Clear and Sustainable Competitive Advantages;

●	High Growth Potential and Cash Flow;

●	Experienced Management Teams;

●	Attractive Valuations;

●	Compliant with Laws;

●	Will Benefit from Being a Public Company;

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

We may enter into a business combination with a target business that is affiliated with any of our officers, directors or Sponsor. However, we would only do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding the taxes payable on the interest earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

Although this process may entail the simultaneous acquisitions of several operating businesses and we may seek to effect a business combination with more than one target business, we expect to complete our business combination with a single business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their subunits, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their subunits to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its subunits rather than some pro rata portion of his, her or its subunits. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their subunits to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we decide to allow our stockholders to sell their subunits to us in a tender offer, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets either immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 12 months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination) in order to be able to receive a pro rata share of the trust account.

Our Sponsor, initial stockholders, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any founder shares or subunits in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any founder shares or subunits in any tender in connection with a proposed initial business combination.

None of our officers, directors, Sponsor, initial stockholders or their affiliates had purchased or indicated any intention to purchase units, subunits or warrants in our IPO or from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, Sponsor, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, Sponsor, initial stockholders and their affiliates will not make purchases of units, subunits or warrants if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their subunits, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their subunits to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our Sponsor, initial stockholders and our officers and directors will not have conversion rights with respect to any founder shares or subunits owned by them, directly or indirectly, whether acquired prior to our IPO or purchased by them in the aftermarket. Additionally, the holders of the representative shares will not have conversion rights with respect to the representative shares.

Furthermore, public stockholders who redeem or tender their subunits for their pro rata share of the trust account will continue to have the right to exercise any warrants held by them which are not included in a subunit, but will automatically forfeit the warrants included in the redeemed subunits. This is different than other similarly structured blank check companies where a redeeming or tendering stockholder is able to keep any warrants he may still hold, whether included in a unit or held separately. Common stock alone will not be entitled to receive the redemption amount. Accordingly, investors may have a disincentive to exercise the redemption rights because they will automatically forfeit, without the receipt of any additional consideration, the portion of the warrant included in the subunit.

We may require public holders of subunits, whether they are a record holder or hold their subunits in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their subunits to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the subunits or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker the fee and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver subunits is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their subunits in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights” in our Registration Statements for further information on the risks of failing to comply with these requirements.

Any request to convert such subunits once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of a public subunit delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their subunits for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any subunits delivered by public holders.

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial business combination within 12 months from the closing of our IPO, we may, by resolution of our board if requested by our Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months from the closing of our IPO to complete a business combination), subject to the Sponsor depositing into the trust account additional funds as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered between us and Continental Stock Transfer & Trust Company on December 23, 2020, in order for the time available for us to consummate our initial business combination to be extended, our Sponsor or its affiliates or designees must deposit into the trust account $1,380,000 ($0.10 per public subunit), on or prior to the date of the applicable deadline, for each of the available three month extensions providing a total possible business combination period of 18 months, for a total payment of $2,760,000 ($0.20 per public subunit). Any such payments would be made in the form of non-interest bearing loans. If we complete our initial business combination, we will, at the option of our Sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the private units. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our Sponsor has agreed to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the trust account in the event that we do not complete a business combination. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 12 months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination) to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up and (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public subunits, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public subunits, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law. Public stockholders will also forfeit the one-half of a warrant included in the subunits being redeemed. As promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, we will dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Sponsor, initial stockholders, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their subunits to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public subunits if we do not complete a business combination within 12 months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination) unless we provide our public stockholders with the opportunity to convert their subunits upon such approval at a per-subunit price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public subunits. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, initial stockholders, executive officers, directors or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public subunits in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General

Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public subunit as soon as reasonably possible following our 12th month (if we have not extended the period of time to consummate a business combination), and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public subunits in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to seek to have all third parties (including any vendors or other entities we engage after our IPO) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, UHY LLP, our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our Sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.10 per subunit by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our Sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement our Sponsor entered into specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-subunit distribution from the trust account could be less than $10.10 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after the 12 month period (or up to the 18 month period if we extend the period of time to consummate a business combination) from the closing of our IPO and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founder shares and private subunits have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares and subunits. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our Sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has contractually agreed not to seek repayment for such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-subunit redemption price would be $10.10. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period, if the stockholders seek to have us convert or purchase their respective subunits upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation prior to consummating an initial business combination. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.10 per subunit.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after 12 months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination), this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there may be numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase subunits held by our public stockholders may reduce the resources available to us for a business combination; and

●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at 2093 Philadelphia Pike, Claymont, DE 19703. The cost for this space is included in the $10,000 per-month fee that ACVT I, LLC, an affiliate of our Chairman, charges us for general and administrative services commencing on December 21, 2020 pursuant to a letter agreement between ACVT I, LLC and us. We consider our current office space adequate for our current operations.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	our Sponsor, officers, directors and EBC may have a conflict of interest in connection with our initial business combination;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For a complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at 2093 Philadelphia Pike #1968, Claymont, DE 19703. The cost for this space is included in the $10,000 per-month fee ACVT I, LLC, an affiliate of our Chairman, charges us for general and administrative services pursuant to a letter agreement between ACVT I, LLC and us. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, subunits and warrants are listed on the Nasdaq Capital Markets (“Nasdaq”) under the symbols ACKIU, ACKIT and ACKIW, respectively.

Our units commenced trading on December 21, 2020. On February 4, 2021, the public subunits and public warrants included in the public units began separate trading. Public units not separated will continue to be listed on the Nasdaq Capital Market.

Holders

As of March 29, 2021, there were 3 holders of record of our units, one holder of record of our subunits and one holder of record of our warrants.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from the Initial Public Offering

On December 23, 2020, we consummated our IPO of 13,800,000 public units, which included the full exercise of the underwriters’ over-allotment option. Each public unit consists of one public subunit and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one share of common stock of the Company, par value $0.0001 per share, for $11.50 per share. Each public subunit consists of one share of common stock and one-half of one public warrant. The public units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $138,000,000. EBC acted as sole book-running manager and I-Bankers Securities, Inc. acted as co-manager of the offering. The securities sold in the IPO were registered under the Securities Act on registration statement on Form S-1 (No. 333-251060) which was declared effective by the Securities Exchange Commission on December 21, 2020, and a registration statement on Form S-1MEF (No. 333-251537) which became effective automatically upon filing on December 21, 2020.

Transaction costs amounted to $3,292,623, consisting of $2,760,000 of underwriting fees and $532,623 of other offering costs. In addition, $677,129.70 of cash was held outside of the trust account as of December 31, 2020 and is available for working capital purposes.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 11, 2018 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of the IPO and the sale of the private units, our capital stock, debt or a combination of cash, stock and debt.

All activity through December 31, 2020 relates to our formation, IPO, and search for a prospective initial business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 11, 2018 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence.

For the fiscal year ended December 31, 2020, we had net loss of $115,544, which consisted of operating costs of $118,791, partially offset by interest income on marketable securities held in the trust account of $3,247.

Liquidity and Capital Resources

As of December 31, 2019, we had a cash balance of $13,248. Our liquidity needs had been satisfied through the $5,000 purchase price of the founder shares and an aggregate of $150,000 in loans from our Sponsor. Substantially all the funds were used in connection with our IPO efforts.

On December 23, 2020, we consummated the IPO of 13,800,000 public units (including full exercise of the underwriters’ over-allotment option) at a price of $10.00 per unit, generating gross proceeds of $138,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 539,000 private units at a price of $10.00 per private unit in a private placement to the Sponsor and EBC, generating gross proceeds of $5,390,000.

Following the IPO and the private placement, a total of $139,380,000 was placed in the trust account. We incurred $3,292,623 in transaction costs, including $2,760,000 of underwriting fees and $532,623 of other offering costs.

As of December 31, 2020, we had cash and marketable securities held in the trust account of $139,383,247 (including approximately $3,247 of interest income and unrealized gains) consisting of cash and U.S. treasury bills which will not be released until the earlier of (a) the completion of our initial business combination, (b) the redemption of any public subunits properly submitted in connection with a stockholder vote to amend our certificate of incorporation, or (c) the redemption of our public subunits if we are unable to complete the initial business combination within 12 months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination).

We intend to use substantially all of the funds held in the trust account to acquire a target business and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital, upon consummation of our initial business combination for assisting us in connection with our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the trust account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

As of December 31, 2020, we had $677,130 of cash that was held outside of the trust account. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

For the fiscal year ended December 31, 2020, our net loss was $115,544, which resulted from total operations loss of $118,791 that was partially offset by the interest income of $3,247 generated from the marketable securities held in our trust account. For the fiscal year ended December 31, 2019, our net loss was $3,755, which resulted from total operations loss of $3,755.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units that are identical to the private units at a price of $10.00 per unit.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public subunits upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for information regarding related party transactions.

Off-balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Chairman a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on December 21, 2020 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

We have engaged EBC as an advisor in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We will pay EBC a cash fee of up to $4,830,000 for such services upon the consummation of our initial business combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at our sole discretion to other FINRA members that assist us in identifying or consummating an initial business combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for common stock underlying public subunits subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our public subunit (and its underlying securities) features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net loss per common share

We apply the two-class method in calculating earnings per share. Common stock included in the public units subject to possible redemption which is not currently redeemable and is not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the trust account and not our income or losses.

Recent accounting standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Michael K. Ackrell	54	Chairman of the Board
Shannon Soqui	53	Non-Executive Vice Chairman of the Board
Jason M. Roth	46	Chief Executive Officer
Stephen N. Cannon	53	Chief Operating Officer and President
Long Long	36	Chief Financial Officer
William A. Lamkin	61	Director
Daniel L. Sheehan	66	Director

Michael K. Ackrell has been our Chairman since October 2019. Since 2003, Mr. Ackrell has been the Chief Executive Officer and Chairman of the board of directors of Ackrell Capital, a U.S. registered broker-dealer focused on providing M&A and capital raising services to the consumer, technology, digital and hemp industries. Prior to this, Mr. Ackrell was the Senior Managing Director in charge of the U.S. Technology Investment Banking Group of ABN AMRO, from 2000 to 2001, and Head of Investment Banking at WR Hambrecht+Co., a San Francisco, CA-based investment bank specializing in the technology sector, from 1999 to 2000. Previously, Mr. Ackrell worked for Donaldson, Lufkin & Jenrette in New York, Menlo Park and San Francisco, CA as a Senior Vice President in the Technology Investment Banking Group from 1988 to 1999. Mr. Ackrell graduated from the Wharton School of the University of Pennsylvania with a Bachelor of Science degree in Economics (summa cum laude), with majors in Finance and Accounting. In the last five years, Mr. Ackrell has been a director of a number of private companies, including Stable Technologies, Inc., a manufacturer of water-soluble CBD products, CMLM Holdings, Inc., doing business as QIND, a branded retailer of CBD products, American Giant, Inc., a U.S.-based manufacturer of apparel and active wear, Vator, Inc., a professional network for entrepreneurs, and Scrubbed.net, LLC, an online accounting and bookkeeping services company. CMLM Holdings, Inc. was acquired by Next Frontier Holdings, Inc. in August 2020. We believe that Mr. Ackrell is well-qualified to serve as a director of the company given his extensive finance, investment banking and consumer and hemp industry experience.

Shannon Soqui has been our Non-Executive Vice Chairman since December 2020. Since April 2020, Mr. Soqui has served as Chief Executive Officer and Chairman of the board of directors of Next Frontier Holdings, Inc., doing business as Next Frontier Brands. Next Frontier Brands is an international provider of fast-moving consumer goods, including alcoholic and non-alcoholic beverages and wellness products. From 2018 to 2020, Mr. Soqui was the Chief Executive Officer of CMLM Holdings, Inc., prior to its acquisition by Next Frontier Brands. From 2017 to 2018, Mr. Soqui was the head of U.S. cannabis investment banking at Canaccord Genuity, a leading global cannabis investment bank. From 2015 to 2017, Mr. Soqui was the Head of Cannabis Investment Banking at Ackrell Capital. Prior to Ackrell Capital, Mr. Soqui spent more than fifteen years in investment banking with: Clark Dodge & Co (2013 to 2014); Advanced Equities, Inc. (2010 to 2012); Pacific Crest Securities (November 2003 to April 2010); UBS Warburg (2001 to 2002); and Donaldson, Lufkin & Jenrette and Credit Suisse (1997 to 2000). Prior to his career in investment banking, Mr. Soqui was a securities lawyer with Brobeck, Phleger & Harrison and Gunderson Dettmer, and was a Certified Public Accountant with KPMG. Mr. Soqui received his Bachelor of Arts in Economics with an emphasis in Accounting from the University of California, Santa Barbara, and a J.D. (magna cum laude) from the Santa Clara University School of Law. We believe that Mr. Soqui is well-qualified to serve as a director of the company given his considerable experience with FMCG and hemp-related companies, financial and capital markets, internal controls, corporate accounting and governance, mergers and acquisitions, corporate operations, and numerous years of experience in advising publicly traded companies and their management teams and boards of directors.

Jason M. Roth has been our Chief Executive Officer since December 2020. Since April 2020, Mr. Roth has served as Chief Strategy Officer and a member of the board of directors of Next Frontier Brands. From 2018 to 2019, Mr. Roth was the Chief Executive Officer and Chairman of the board of directors of Mile High Labs International, which we believe was one of the world’s largest processors of hemp-derived CBD concentrates in 2019. From 2014 to 2018, Mr. Roth was the Chief Executive Officer of Incense Specialties Inc., a vaporizer device company. From 2010 to 2015, Mr. Roth was a founder and Senior Vice President, Commercial Director, Compliance Director and member of the board of directors of Brooklands Inc., a medical device manufacturer. From 1998 to 2014, Mr. Roth was a founder, Chief Executive Officer and Chairman of the board of directors of Safeguard Medical Technologies LLC, a medical device manufacturer.

Stephen N. Cannon has been our Chief Operating Officer since December 2020, our President since August 2019, our Chief Executive Officer from August 2019 until December 2020 and our Director from August 2019 to September 2020. Since September 2020, Mr. Cannon has been the Chief Executive Officer and President of Archimedes Tech SPAC Partners Co., a blank check company with $133 million held in trust that completed its IPO in March 2021 and is focused on potential business combinations in the technology industry. Since August 2020, Mr. Cannon has been the Chief Operating Officer and President of Global SPAC Partners Co, a proposed blank check company which filed a registration statement with the SEC on October 13, 2020 for a $200 million IPO and intends to focus on potential business combinations in geographic regions from South East Asia through Middle East and North Africa. Since 2014, Mr. Cannon has been President of Everest Partners Limited, a privately-owned investment firm focused on Asian private investments. From 2017 until 2019, Mr. Cannon was the Chief Financial Officer of Twelve Seas Investment Company, a blank check company with $207 million held in trust that consummated its initial business combination with BPGIC Ltd, a petroleum and gas company located in the United Arab Emirates, in December, 2019. From 2017 until 2019, Mr. Cannon was the President, Chief Financial Officer and a director of CM Seven Star, a Nasdaq-listed SPAC, sponsored by a leading Chinese private investment firm, which consummated its business combination with Kaixin Auto Holdings in April 2019. From 2014 until 2016, Mr. Cannon was Chief Executive Officer and a director of DT Asia Acquisition Corp, a Nasdaq-listed SPAC, which consummated its business combination with China Direct Lending Corp. in July 2016. From 2010 until 2014, Mr. Cannon was a Partner and Head of China for RedBridge Group Ltd., a boutique merchant banking firm focused on Chinese and Arabian Gulf cross-border investments. From 2009 until 2014, Mr. Cannon was a registered representative of, and senior advisor to, Ackrell Capital. From 2007 until 2010, Mr. Cannon served in various capacities with Hambrecht Asia Acquisition Corp., a Nasdaq-listed SPAC, as a co-founder, initial Chief Financial Officer and a director, and then Vice President of Acquisitions. Hambrecht Asia Acquisition Corp. merged with SGOCO Ltd, a Chinese company, in April 2010. From 2005 until 2008, Mr. Cannon served as a Managing Director of Asian investment banking for WR Hambrecht+Co. Prior to WR Hambrecht + Co., Mr. Cannon worked at ABN AMRO, Donaldson, Lufkin & Jenrette, Smith Barney Shearson and Salomon Brothers. Mr. Cannon currently serves on the board of the Cambodian Hotel Association. Mr. Cannon graduated from the University of Notre Dame with a Bachelor of Arts degree in Economics and a Bachelor of Science degree, majoring in Mechanical Engineering.

Long Long has been our Chief Financial Officer since October 2019. Since September 2020, Mr. Long has been the Chief Financial Officer of Archimedes Tech SPAC Partners Co. Since August 2020, Mr. Long has been the Chief Financial Officer of Global SPAC Partners Co. From 2017 to 2019, Mr. Long was Vice President of Twelve Seas Sponsors I LLC, sponsor of Twelve Seas Investment Company. From 2006 to 2016, Mr. Long worked for IBM in a variety of Corporate Finance, Audit, and Managerial roles, both within the US and internationally. From 2015 to 2016, Mr. Long served as Finance Controller for IBM China’s Consulting Business Unit and Sales Channels. From 2013 to 2014, Mr. Long served as the Strategy and Planning Manager for IBM China and, from January 2012 to December 2012, as a Senior Finance Analyst for IBM China. From 2010 to 2011, Mr. Long served as Internal Auditor for IBM’s Asia Pacific region and, from 2006 to 2009, as a financial analyst for IBM’s worldwide operations. Mr. Long graduated from Washington University in St. Louis with a Bachelor of Science and Business Administration degree, majoring in Finance and a Bachelor of Science degree, majoring in Electrical Engineering.

William A. Lamkin has served as a member of our Board of Directors since December 2020. From 2004 to 2019, Mr. Lamkin was a Managing Director and registered representative of Ackrell Capital. Prior to that, Mr. Lamkin served in various capacities as a technology investment banker with ABN AMRO; Donaldson, Lufkin & Jenrette; KidderPeabody; and PaineWebber. Prior to his investment banking career, Mr. Lamkin practiced law with the firm of Broad, Schulz, Larson and Wineberg. Mr. Lamkin currently serves as an independent Trustee and Chair of the Audit Committee for two real estate investment trusts, Office Properties Income Trust (since 2019) and Service Properties Trust (since 2007). He also currently serves as an independent Trustee for Tremont Mortgage Trust (since May 2020), a commercial real estate finance company. He previously served as an independent Trustee and Chair of the Audit Committee for Select Income REIT (2012 to 2019) and Commonwealth REIT (now Equity Commonwealth; 2006 to 2014). Mr. Lamkin has also served as an independent Director and Chair of the Audit Committee of a private insurance company, Affiliates Insurance Company. Mr. Lamkin holds a Bachelor of Arts from Westmont College where he majored in both business administration and psychology, a Master of Business Administration from the University of California, Berkeley Haas School of Business and a Juris Doctor from the University of California, Hastings College of the Law. We believe that Mr. Lamkin is well-qualified to serve as a director of the company given his investment banking and legal background and extensive experience serving on publicly-listed and private company boards.

Daniel L. Sheehan has served as a member of our Board of Directors since December 2020. Since March 2021, Mr. Sheehan has been the Chief Operating Officer of Archimedes Tech SPAC Partners Co. Since 1995, Mr. Sheehan has been an attorney licensed in the State of California. From 2004 to the present, Mr. Sheehan has been the founder and managing partner of Silicon Valley Wealth Law, a law firm specializing in estate planning, tax planning, business planning, and special needs planning. Mr. Sheehan has designed and drafted over 1,000 estate plans for clients throughout Silicon Valley. Mr. Sheehan has expertise in handling federal and state income tax matters and disputes, in the formation and operation of business entities, and has provided strategic planning and technology enhancement guidance to new business ventures and established companies. Mr. Sheehan has senior management experience with companies in a range of industries, including computer-aided manufacturing, real estate development, health care, mining, and law. Mr. Sheehan has frequently consulted with venture capitalists to review and advise them about investment opportunities. From 2011 to 2013, Mr. Sheehan was Chief Executive Officer of North Star Resources, a provider of technology for the extraction and refining of precious and strategic metals. From 1996 to 2004, Mr. Sheehan was a partner in the law firm of Davidson, Sheehan & Jewel. In 2010, Mr. Sheehan filed for personal bankruptcy under Chapter 13, which was completed in May 2014 with no debts being discharged. Mr. Sheehan graduated from St. Mary’s College of California with a Bachelor of Arts degree in Business Management with honors. Mr. Sheehan received his Juris Doctor from the University of San Francisco School of Law. We believe that Mr. Sheehan is well-qualified to serve as a director of the company given his lengthy legal career and experience as a senior executive.

Director Independence

Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Messrs. Soqui, Lamkin and Sheehan are independent directors under the Nasdaq Listing rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Committees of the Board of Directors

We have three standing committees: an audit committee, a nominating committee, and a compensation committee. Each such committee is composed of solely independent directors

Audit Committee

Effective December 21, 2020, we have established an audit committee of the board of directors, which consists of Messrs. Soqui, Lamkin and Sheehan, each of whom is an independent director under Nasdaq’s listing standards. Mr. Soqui serves as chairman of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

During the fiscal year ended December 31, 2020, our audit committee held one meeting. Each of the audit committee members attended all of the meetings of the audit committee in fiscal year 2020.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Soqui and Mr. Lamkin each qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective December 21, 2020, we established a nominating committee of the board of directors, which consists of Messrs. Soqui, Lamkin and Sheehan. Messrs. Soqui, Lamkin and Sheehan are each an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

During the fiscal year ended December 31, 2020 the nominating committee did not hold any meetings.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

Effective December 21, 2020, we established a compensation committee of the board of directors, which consists of Messrs. Soqui and Lamkin, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated below, other than the $10,000 per month administrative fee and the payment of consulting, success or finder fees in connection with the consummation of our initial business combination, no compensation of any kind will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

During the fiscal year ended December 31, 2020, the compensation committee did not hold any meetings.

Code of Ethics

Effective December 21, 2020, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. Our code of ethics was publicly filed as an exhibit to our Registration Statement that became effective on December 21, 2020 and can be found on the SEC EDGAR website. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Until we consummate the acquisition of a target business we will pay ACVT I, LLC, an affiliate of our Chairman, an aggregate fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our Chairman compensation in lieu of a salary.

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our Sponsor, officers, directors, initial stockholders or their affiliates (including Ackrell Capital and its affiliates) in connection with the consummation of our initial business combination and the repayment of loans from our Sponsor to us, no compensation or fees of any kind will be paid to our Sponsor, initial stockholders, members of our management team or their respective affiliates for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 31, 2021, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units sold in our IPO or the private warrants as these warrants are not exercisable within 60 days of the date of this Report.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares of Common Stock
Michael K. Ackrell(2)	—		—
Shannon Soqui(2)	—		—
Jason M. Roth(2)	—		—
Stephen N. Cannon(3)	3,870,000		21.3%
Long Long(2)	—		—
William A. Lamkin	25,000		*
Daniel L. Sheehan(2)	25,000		*
All directors and executive officers as a group (seven individuals)	3,920,000	(3)	21.6%
Ackrell SPAC Sponsors I LLC(3)	3,870,000		21.3%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 2093 Philadelphia Pike #1968, Claymont, DE 19703.
(2)	Does not include any securities held by Ackrell SPAC Sponsors I LLC, of which each person is a direct or indirect member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.
(3)	Represents securities held by Ackrell SPAC Sponsors I LLC, our Sponsor, of which Stephen N. Cannon is sole managing member. Mr. Cannon disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

All of the founder shares outstanding prior to our IPO are placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until six months after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 11, 2018, we issued 1,437,500 founder shares to Able SPAC Holdings LLC, an affiliate of EBC, for $5,000 in cash, at a purchase price of approximately $0.0035 per share, in connection with our formation. On August 22, 2019, we effected a stock dividend of 1.6 shares of common stock for every share of common stock outstanding, resulting in an aggregate of 3,737,500 founder shares outstanding.

On September 30, 2019 and November 25, 2020, our Sponsor purchased 2,616,250 founder shares and 1,121,250 founder shares from Able SPAC Holdings LLC, respectively, for an aggregate purchase price of $3,500 and $1,500, respectively, or approximately $0.0013 per share in both cases, which was the same effective purchase price per share Able SPAC Holdings LLC originally paid, as adjusted for the stock dividend in August 2019.

On October 14, 2019 and November 25, 2020, we issued to EBC 200,000 and 150,000 representative shares, respectively, at $0.0001 per share, for an aggregate of 350,000 representative shares.

On November 20, 2019, the Sponsor sold 25,000 founder shares each to Mr. Lamkin and Mr. Sheehan, our directors, at approximately $0.0013 per share, the same effective purchase price per share that our Sponsor originally paid.

On November 25, 2020, our Sponsor returned to us for cancellation, at no cost, an aggregate of 862,500 founder shares, resulting in an aggregate of 3,225,000 shares of common stock outstanding, consisting of 2,875,000 founder shares and 350,000 representative shares.

On December 21, 2020, we effected a stock dividend of 0.2 shares of common stock for every share of common stock outstanding, resulting in an aggregate of 3,450,000 founder shares outstanding and an aggregate of 420,000 representative shares outstanding. After the aforementioned stock dividend, EBC returned to us for cancellation, at no cost, 40,000 representative shares, resulting in an aggregate of 380,000 representative shares outstanding.

ACVT I, LLC, an affiliate of our Chairman, has agreed that, until earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay ACVT I, LLC $10,000 per month for these services. We believe that the fee charged by ACVT I, LLC is at least as favorable as we could have obtained from an unaffiliated person.

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our Sponsor, officers, directors, initial stockholders or their affiliates (including Ackrell Capital and its affiliates) in connection with the consummation of our initial business combination and the repayment of loans from our Sponsor to us, no compensation or fees of any kind will be paid to our Sponsor, initial stockholders, members of our management team or their respective affiliates for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

On December 23, 2020, we consummated our initial public offering of an aggregate of 13,800,000 units at $10.00 per unit for gross proceeds of $138 million. We paid EBC an underwriting commission of $2,760,000. Simultaneously with the consummation of the IPO, we completed the private placement of an aggregate of 539,000 private units to our Sponsor and EBC (470,000 private units to the Sponsor and 69,000 private units to EBC) at a purchase price of $10.00 private units, generating gross proceeds to the Company of $5,390,000.

In addition, we entered into a business combination marketing agreement, pursuant to which we engaged EBC as an advisor in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the initial business combination. We will pay EBC a cash fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds of the IPO (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at our sole discretion to other FINRA members (including, with EBC’s prior consent which shall not be unreasonably withheld, companies affiliated with us or our officers or directors, including Ackrell Capital) that assist us in identifying or consummating an initial business combination.

Director Independence

Currently Messrs. Soqui, Lamkin and Sheehan would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of our board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to UHY LLP, or UHY, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY LLP in connection with regulatory filings. The aggregate fees billed by UHY LLP for professional services rendered for the audit of our annual financial statements, review of the financial information for the respective periods and other required filings with the SEC was $80,645 and $69,747 for the fiscal years ended December 31, 2020 and December 31, 2019, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay UHY LLP for consultations concerning financial accounting and reporting standards for the fiscal years ended December 31, 2020 and 2019.

Tax Fees. We did not pay UHY LLP for tax planning and tax advice for the fiscal years ended December 31, 2020 and 2019.

All Other Fees. We did not pay UHY LLP for other services for the fiscal years ended December 31, 2020 and 2019.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(b)	The following Exhibits are filed as part of this report:

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 21, 2020, by and between the Company and EBC, as representative of the several underwriters. (1)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation.(2)
3.3	Bylaws.(3)
4.1	Specimen Unit Certificate.(4)
4.2	Specimen Common Stock Certificate.(4)
4.3	Specimen Warrant Certificate.(4)
4.4	Specimen Subunit Certificate.(4)
4.5	Warrant Agreement, dated December 21, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant.(1)
4.6	Description of Registered Securities.*
10.1	Letter Agreement, dated December 21, 2020, by and among the Registrant , the initial stockholders, officers and directors.(1)
10.2	Investment Management Trust Agreement, dated December 21, 2020, by and between between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.3	Registration Rights Agreement, dated December 21, 2020, by and between the Company, the Sponsor and EBC.(1)
10.4	Stock Escrow Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.5.1	Private Placement Unit Purchase Agreement, dated December 21, 2020, by and between the Company and the Sponsor.(1)
10.5.2	Private Placement Unit Purchase Agreement, dated December 21, 2020, by and between the Company and EBC.(1)
10.6	Administrative Support Agreement, dated December 21, 2020, by and between the Company and ACVT I, LLC.(1)
10.7	Business Combination Marketing Agreement, dated December 21, 2020, by and between the Company and EBC.(1)
14	Code of Ethics.(4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 28, 2020
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 30, 2020
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-251060) filed December 1, 2020.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-251060) filed December 10, 2020.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2021	ACKRELL SPAC PARTNERS I CO.

	By:	/s/ Jason Roth
	Name:	Jason Roth
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason Roth	Chief Executive Officer	March 31, 2021
Jason Roth	(Principal Executive Officer)

/s/ Long Long	Chief Financial Officer	March 31, 2021
Long Long	(Principal Financial and Accounting Officer)

/s/ Michael K. Ackrell	Chairman	March 31, 2021
Michael K. Ackrell

/s/ Shannon Soqui	Vice Chairman	March 31, 2021
Shannon Soqui

/s/ Daniel L. Sheehan	Director	March 31, 2021
Daniel L. Sheehan

/s/ William A. Lamkin	Director	March 31, 2021
William A. Lamkin

ACKRELL SPAC PARTNERS I CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ackrell SPAC Partners I Co.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ackrell SPAC Partners I Co. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2019.

New York, New York

March 30, 2021

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

BALANCE SHEETS

	December 31,
	2020	2019

Assets
Cash	$677,130	$13,248
Prepaid assets	226,723	-
Deferred offering costs	-	207,325
Total Current Assets	903,853	220,573

Cash and securities held in Trust Account	139,383,247	-
Total assets	$140,287,100	$220,573

Liabilities and Stockholders’ Equity
Accounts payable and accrued expense	$292,965	$69,060
State franchise tax accrual	7,225	-
Due to related parties	3,548	-
Sponsor loans	-	150,000
Total current liabilities	303,738	219,060

Commitments
Common stock subject to possible redemption, 13,364,689 and 0 shares (at redemption value of $10.10 per share) at December 31, 2020 and 2019, respectively	134,983,359	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,804,311 shares (excluding 13,364,689 shares subject to possible redemption) and 3,937,500 shares issued and outstanding at December 31, 2020 and 2019, respectively	480	394
Additional paid-in capital	5,118,821	4,874
Accumulated deficit	(119,298)	(3,755)
Total stockholders’ equity	5,000,003	1,513

Total Liabilities and Stockholders’ Equity	$140,287,100	$220,573

The accompanying notes are an integral part of these financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019

Formation and operating costs	$118,791	$3,755
Loss from operations	(118,791)	(3,755)

Other income
Interest income	3,247	-
Total other income	3,247	-

Net loss	$(115,544)	$(3,755)

Weighted average shares outstanding, basic and diluted	4,198,081	3,293,288

Basic and diluted net loss per share	$(0.03)	$(0.00)

The accompanying notes are an integral part of these financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Total
	Common Stock (1)		Additional Paid-in	Share Subscription	Accumulated Earnings	Stockholders’ Equity
	Shares	Par Value	Capital	Receivable	(Deficit)	(Deficit)

Balance as of December 31, 2018	3,737,500	$374	$4,626	$(5,000)	$-	$-

Cash received for share subscription receivable	-	-	-	5,000	-	5,000

Issuance of Representative Shares	200,000	20	248		-	268

Net loss					(3,755)	(3,755)

Balance as of December 31, 2019	3,937,500	$394	$4,874	$-	$(3,755)	$1,513

Issuance of Representative Shares on November 25, 2020	150,000	15	-			15

Return of Insider Shares in connection with the downsized offering on November 25, 2020	(862,500)	(86)	86		-	-

Effectuation of a 1.2-for-1 stock dividend in connection with the upsized offering on December 21, 2020	645,000	64	(64)		-	-

Return of Representative Shares on December 21, 2020	(40,000)	(4)	4		-	-

Sale of 13,800,000 Units on December 23, 2020 through public offering	13,800,000	1,380	137,998,620		-	138,000,000

Sale of 539,000 Private Placement Units on December 23, 2020	539,000	54	5,389,946		-	5,390,000

Underwriters’ discount	-	-	(2,760,000)		-	(2,760,000)

Offering cost charged to additional paid-in-capital	-	-	(532,623)		-	(532,623)

Reclassification of common stock subject to possible redemption	(13,364,689)	(1,336)	(134,982,023)		-	(134,983,359)

Net income	-	-	-		(115,543)	(115,543)

Balance as of December 31, 2020	4,804,311	$480	$5,118,821	$-	$(119,298)	$5,000,003

(1)	This number excludes 13,364,689 and 0 common stock subject to possible redemption at December 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(115,543)	$(3,755)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(3,247)	-
Changes in current assets and current liabilities:
Deferred offering costs	207,325	(138,017)
Prepaid assets	(226,723)	-
Accounts payable and accrued expense	223,905	-
State franchise tax accrual	7,225	-
Due to related parties	3,548	-
Net cash provided by/(used in) operating activities	96,490	(141,772)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(139,380,000)	-
Net cash used in investing activities	(139,380,000)	-

Cash Flows from Financing Activities:
Proceeds from issuance of 150,000 representative shares	15	-
Proceeds from share issuance to Underwriter and collection of subscription receivable from initial stockholder	-	5,020
Proceeds from initial public offering, net of underwriters’ discount	135,240,000	-
Proceeds from private placement	5,390,000	-
Proceeds from Sponsor loan	150,000	150,000
Repayment of Sponsor loan	(300,000)	-
Payments of offering costs	(532,623)	-
Net cash provided by financing activities	139,947,392	155,020

Net Increase in Cash	663,882	13,248
Cash - Beginning	13,248	-
Cash - Ending	$677,130	$13,248

Supplemental Disclosure of Non-cash Financing Activities:
Increase in deferred offering costs for stock issued to Underwriter	$-	$248
Increase in account payable for deferred offering costs	$-	$69,060
Sponsor shares surrendered as part of downsizing	$(86)	$-
1 for 1.2 stock dividend as part of upsizing	$64	$-
Shares surrendered by Underwriter for no consideration	$(4)	$-
Initial value of common stock subject to possible redemption	$135,094,307	$-
Change in value of common stock subject to possible redemption	$(110,948)	$-

The accompanying notes are an integral part of these financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Ackrell SPAC Partners I Co. (the “Company”) is a blank check company formed under the laws of the State of Delaware on September 11, 2018. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination” or “Initial Business Combination”).

As of December 31, 2020, the Company had not yet commenced any operations generating revenue. All activity through December 31, 2020 relates to the Company’s formation, the Initial Public Offering (as defined below) and the search for prospective targets to effect a Business Combination. The Company has selected December 31 as its fiscal year end.

Financing

The registration statements (“Registration Statements”) for the Company’s initial public offering (“Initial Public Offering” or “IPO”) were declared effective on December 21, 2020. On December 23, 2020, the Company consummated the Initial Public Offering of 13,800,000 units (the “Public Units”), which included the full exercise of the underwriter’s overallotment option, generating gross proceeds of $138,000,000, which is described in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 539,000 units (the “Private Units”) at a price of $10.00 per unit in a private placement to the Company’s sponsor (Ackrell SPAC Sponsors I LLC; the “Sponsor”) and EarlyBirdCapital, Inc. (“EBC”), generating gross proceeds of $5,390,000, which is described in Note 4.

Trust Account

Following the closing of the IPO on December 23, 2020, an amount of $139,380,000 ($10.00 per Unit) from the net proceeds of the sale of the Public and Private Units in the IPO and private placement was placed in a trust account (“Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (a) the completion of the Company’s Initial Business Combination, (b) the redemption of any Public Subunits (as described in Note 3) properly submitted in connection with a stockholder vote to amend the Company’s certificate of incorporation, or (c) the redemption of the Company’s Public Subunits if the Company is unable to complete the Initial Business Combination within the Combination Period (as defined below).

Initial Business Combination

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination. The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Subunits included in the Public Units sold in the IPO upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their Public Subunits for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The Company will have 12 months from the closing of the IPO to consummate a Business Combination with an opportunity to extend the period of time up to two times each by an additional three months (for a total of up to 18 months to complete a business combination) (the “Combination Period”), subject to the sponsor depositing into the Trust Account, on or prior to the applicable deadline, additional funds of $1,380,000 ($0.10 per unit) for each of the available three-month extensions. If the Company is unable to consummate a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding Public Subunits for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The Sponsor, EarlyBirdCapital and the Company’s officer and directors have agreed to (i) waive their conversion rights with respect to their Founder Shares, Representative Shares and Private Subunits (the “Private Securities”) in connection with the consummation of a Business Combination, (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Private Securities if the Company fails to consummate a Business Combination within the Combination Period and (iii) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Subunits if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Subunits in conjunction with any such amendment.

Liquidation

The holders of the Private Securities will not participate in any liquidation distribution with respect to such securities. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.10 per Public Unit in the IPO. The Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.10 per Public Subunit by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. The agreement entered into by the Sponsor specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of the Company’s IPO against certain liabilities, including liabilities under the Securities Act. The Company has not asked the Sponsor to reserve for such indemnification obligations, nor have the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company believes it is unlikely that Sponsor will be able to satisfy its indemnification obligations if it is required to do so.

Liquidity

As of December 31, 2020, the Company had cash outside the Trust Account of $677,130 available for working capital needs. All remaining cash and securities were held in the Trust Account and is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Public Subunits. As of December 31, 2020, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through December 31, 2020, the Company’s liquidity needs were satisfied through receipt of $5,000 from the sale of the insider shares, advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the IPO (as described in Note 5) and the remaining net proceeds from the IPO and Private Placement (as described in Note 3 and 4).

The Company anticipates that the $677,130 outside of the Trust account as of December 31, 2020, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time.

As part of the Company’s IPO filings, the Company publicly disclosed that its initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of December 31, 2020, no Working Capital Loans were outstanding.

Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans from the Initial Stockholders, the Sponsor, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position as of December 31, 2020 and 2019, and the results of its operations and its cash flows.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—” Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs amounting to $3,292,623 (consisting of $2,760,000 in underwriting commissions and $532,623 of other offering costs) were charged to stockholders’ equity upon the completion of the IPO.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $677,130 of cash held outside of the Trust Account as of December 31, 2020 and $13,248 as of December 31, 2019. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Investment Held in Trust Account

As of December 31, 2020, the Company had $139,383,247 in the Trust Account which may be utilized for Business Combination. As of December 31, 2020, the Trust Account consisted of both cash and Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the condensed statements of operations. Interest income is recognized when earned.

Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of December 31, 2020 due to the short maturities of such instruments.

Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$946	$946
U.S. Treasury Securities held in Trust Account	$139,382,301	-	$139,382,301	-
	$139,383,247	$946	$139,382,301	$-

Common Stock Subject to Possible Redemption

The Company accounts for its common stock underlying the public subunits that are subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock underlying the public subunits subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock underlying public subunits (including common stock underlying public subunits that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock underlying the public subunits are classified as stockholders’ equity. The Company’s common stock underlying the public subunits feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, common stock underlying the public subunits subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Warrants

Since the Company is not required to net cash settle the Warrants (as defined in Note 3 – Initial Public Offering) and the Warrants are exercisable or convertible upon the consummation of an initial Business Combination, the management determined that the Warrants will be classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with ASC 815-40. The proceeds from the sale will be allocated to Public Shares and Warrants, based on the relative fair value of the securities in accordance with 470-20-30. The value of the Public Shares and Warrants will be based on the closing price paid by investors.

Net Income / (Loss) per Common Stock

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of shares of common stock issued and outstanding for the periods. Weighted average shares were reduced for the effect of up to an aggregate of up to 487,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part was included in the computation of the number of weighted average shares as of December 31, 2019. The underwriters’ over-allotment option was exercised in full on December 23, 2020 and the aforementioned shares are no longer subject to forfeiture. At December 31, 2020 and 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the income of the Company. As a result, diluted income per share is the same as basic income per shares for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial as of December 31, 2020 and 2019.

Recent Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings Per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common stockholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance starting on January 1, 2020. The adoption of this guidance will enable the Company to record the warrants as equity instruments and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures moving forward until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On December 23, 2020, the Company sold 13,800,000 Units at a price of $10.00 per Unit, including the issuance of 1,800,000 Units as a result of the underwriters’ full exercise of their over-allotment option (the “Public Units”). Each Public Unit consists of (i) one Public Subunit, which consists of one Public Share and one-half of one Public Warrant, and (ii) one-half of one Public Warrant. Each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. (see Note 7).

Note 4 — Private Placements

Simultaneously with the closing of the IPO, the Sponsor and EarlyBirdCapital purchased an aggregate of 539,000 Units, at a price of $10.00 per unit, for an aggregate purchase price of $5,390,000 (the “Private Units”). A portion of the proceeds from the Private Units were added to the net proceeds from the IPO held in the Trust Account.

The Private Units and their underlying securities are identical to the units sold in the Initial Public Offering except the Private Warrants (as defined in Note 7) will be non-redeemable and may be exercised on a cashless basis. The purchasers of the Private Units have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares) until the completion of the Business Combination.

If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Subunits (subject to the requirements of applicable law).

Note 5 — Related Party Transactions

Founder Shares

On September 11, 2018, the Company issued 3,737,500 shares of common stock to its initial stockholder (the “Founder Shares”), Able SPAC Holding LLC, for $5,000 in cash, or approximately $0.0013 per share, in connection with formation (See Note 7).

On November 25, 2020, the Sponsor contributed back to the Company, for no consideration, 862,500 shares of Founder Shares for cancellation, resulting in an aggregate of 2,875,000 Founder Shares outstanding.

On December 21, 2020, the Company effected a stock dividend of 0.2 shares of common stock for every share of common stock outstanding, resulting in an aggregate of 3,450,000 Founder Shares outstanding.

Founder Shares, subject to certain limited exceptions contained in the Registration Statements, will not be transferred, assigned, sold or released from escrow for a period ending on the six-month anniversary of the date of the consummation of the Initial Business Combination or earlier if, subsequent to its Initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and was due on the earlier of December 31, 2020 and the closing of the IPO.

As of December 31, 2020, the Company has repaid the Sponsor in full from the proceeds of the Initial Public Offering not being placed in the Trust Account.

Administrative Services Agreement

Commencing on the effective date of the IPO through the acquisition of a target business, the Company has agreed to pay an affiliate of the Company’s Chairman an aggregate fee of $10,000 per month for providing the Company with office space and certain office and secretarial services. This arrangement will terminate upon completion of the Company’s Initial Business Combination or the distribution of the Trust Account to the Company’s public stockholders. For the period December 23, 2020 through December 31, 2020, the Company has accrued $3,548 of administrative fees as a due to related party payable.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of December 31, 2020 and 2019, no Working Capital Loans were outstanding.

Note 6 — Cash and Securities Held in Trust Account

As of December 31, 2020, investment in the Company’s Trust Account consisted of $946 in cash and $139,382,301 in U.S. Treasury Securities. The carrying value approximates the fair value due to the short term maturity. As of December 31, 2020 and 2019, cash and securities held in trust account are $139,383,247 and $0, respectively, and will not be released until the earlier of (a) the completion of the Company’s Initial Business Combination, (b) the redemption of any Public Subunits properly submitted in connection with a stockholder vote to amend the Company’s certificate of incorporation, or (c) the redemption of the Company’s Public Subunits if the Company is unable to complete the Initial Business Combination within the Combination Period.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares of at par value of $0.0001 each. At December 31, 2020 and December 31, 2019, there were no shares of preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 common shares of at par value of $0.0001 each.

On September 11, 2018, the Company issued 3,737,500 shares of common stock to its initial stockholders (the “Founder Shares”), for $5,000 in cash. On November 25, 2020, the Sponsor contributed back to the Company 862,500 shares of Founder Shares for cancellation for no consideration. On October 14, 2019 and November 25, 2020, the Company issued to EarlyBirdCapital 200,000 and 150,000 Representative Shares, respectively, at $0.0001 per share, for an aggregate of 350,000 Representative Shares. On December 21, 2020, the Company effected a stock dividend of 0.2 shares of common stock for every share of common stock outstanding and EarlyBirdCapital returned to us for cancellation, at no cost, an aggregate of 40,000 Representative Shares. Prior to the IPO, there were 3,450,000 Founder Shares and 380,000 Representative Shares outstanding.

None of the transactions mentioned above materially impacts the market value of the shares presented in the Company’s historical financial statements, nor do they impact the market value of $10.10 per Public Unit regardless of the number of shares outstanding.   Therefore, according to accounting literature ASC 505-20-25, this transaction is not a stock split in substance, and no retroactive adjustments to the shares outstanding presented in prior periods is required.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the Registration Statements pursuant to Rule 5110(g)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(g)(1), these securities will not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Registration Statements, except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.

On December 23, 2020, the Company sold 13,800,000 shares of common stock as part of the IPO. Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 539,000 shares of common stock. As of December 31, 2020, shares subject to redemption was 13,364,689. The total shares outstanding at December 31, 2020 and 2019 was 4,804,311 and 3,937,500, respectively.

Warrants — Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 30 days after the completion of an Initial Business Combination or 12 months from the closing of the Company’s IPO and will expire on the fifth anniversary of the completion of an Initial Business Combination, or earlier upon redemption or liquidation. However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value”(defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of completion of an Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Private Warrants, as well as any warrants underlying additional units the Company issue to Sponsor, officers, directors or their affiliates in payment of working capital loans made to us, will be identical to the warrants underlying the units sold in the Company’s IPO except that such warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the Sponsor or its permitted transferees.

Note 8 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, Private Units (and their underlying securities), Representative Shares (See Note 7) and any Units that may be issued upon conversion of the working capital loans (and their underlying securities) will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities will be entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private units and units issued in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates an Initial Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of an Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,800,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On December 23, 2020, the underwriters exercised its full over-allotment option of 1,800,000 units.

On December 23, 2020, the underwriters were paid a cash underwriting fee of 2% of the gross proceeds of the IPO, totaling $2,760,000.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with the Company’s business combination to assist the Company in holding meetings with the Company’s stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the Company’s Initial Business Combination, assist the Company in obtaining stockholder approval for the business combination and assist the Company with its press releases and public filings in connection with the Initial Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of the Company’s Initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at the Company’s sole discretion to other FINRA members (including, with EarlyBirdCapital’s prior consent which shall not be unreasonably withheld, companies affiliated with the Company or the Company’s officers or directors, including Ackrell Capital) that assist the Company in identifying or consummating an Initial Business Combination.

NOTE 9. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31, 2020	December 31, 2019
Deferred tax asset
Organizational costs/Startup expenses	$21,957	$—
Federal Net Operating loss	2,307	789
Total deferred tax asset	24,264	789
Valuation allowance	(24,264)	(789)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2020	December 31, 2019
Federal
Current	$—	$—
Deferred	24,264	789

State
Current	—	—
Deferred	—	—
Change in valuation allowance	(24,264)	(789)
Income tax provision	$—	$—

As of December 31, 2020 and December 31, 2019, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year December 31, 2020 and December 31, 2019, the change in the valuation allowance was $24,264 and $789, respectively.

Reconciliations of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 and December 31, 2019 are as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Permanent Book/Tax Differences	0.0%	0.0%
Change in valuation allowance	-21.0%	-21.0%
Income tax provision	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.