Form 10-Q
period 2021-03-31
ACKRELL SPAC Partners I Co.
filed 2021-05-24
CIK 1790121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001-39821

ACKRELL SPAC PARTNERS I CO.
(Exact name of registrant as specified in its charter)

Delaware	83-3237047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2093 Philadelphia Pike #1968 Claymont, DE 19703
(Address of Principal Executive Offices, including zip code)

(650) 560-4753
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one subunit and one-half of one Redeemable Warrant	ACKIU	The Nasdaq Stock Market LLC
Subunits included as part of the units, each consisting of one share of common stock, $0.0001 par value, and one-half of one warrant	ACKIT	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	ACKI	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	ACKIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of May 24, 2021, there were 18,169,000 shares of common stock, including shares of common stock underlying the subunits, $0.0001 par value, issued and outstanding.

ACKRELL SPAC PARTNERS I CO.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021
TABLE OF CONTENTS

i

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$363,621	$677,130
Prepaid assets	230,279	226,723
Total Current Assets	593,900	903,853

Cash and securities held in Trust Account	139,407,294	139,383,247
Total assets	$140,001,194	$140,287,100

Liabilities and Stockholders’ Equity
Accounts payable and accrued expense	$110,717	$292,965
State franchise tax accrual	49,315	7,225
Due to related parties	33,548	3,548
Total current liabilities	193,580	303,738
Warrant liabilities	284,975	580,860
Total liabilities	478,555	884,598

Commitments
Common stock subject to possible redemption, 13,319,072 and 13,307,177 shares (at redemption value of $10.10 per share) at March 31, 2021 and December 31, 2020, respectively	134,522,628	134,402,488

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,849,928 and 4,861,823 shares (excluding 13,319,072 and 13,307,177 shares subject to possible redemption) issued and outstanding at March 31, 2021 and December 31, 2020, respectively	485	486
Additional paid-in capital	5,004,871	5,125,010
Accumulated deficit	(5,345)	(125,482)
Total stockholders’ equity	5,000,011	5,000,014

Total Liabilities and Stockholders’ Equity	$140,001,194	$140,287,100

The accompanying notes are an integral part of these condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2021	March 31, 2020

Formation and operating costs	$199,795	$1,264
Loss from operations	(199,795)	(1,264)

Other income
Interest income	24,047	-
Change in fair value of warrant liabilities	295,885	-
Total other income	319,932	-

Net income (loss)	$120,137	$(1,264)

Weighted average shares outstanding, basic and diluted	18,169,000	3,450,000

Basic and diluted net income (loss) per share	$0.01	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Total
	Common Stock		Additional Paid-in	Accumulated Earnings	Stockholders’ Equity
	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance as of December 31, 2019	3,937,500	$394	$4,874	$(3,755)	$1,513

Net loss				(1,264)	(1,264)

Balance as of March 31, 2020	3,937,500	$394	$4,874	$(5,019)	$249

					Total
	Common Stock		Additional Paid-in	Accumulated Earnings	Stockholders’ Equity
	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance as of December 31, 2020	4,861,823	$486	$5,125,010	$(125,482)	$5,000,014

Change in common stock subject to possible redemption	(11,895)	(1)	(120,139)		(120,140)

Net income				120,137	120,137

Balance as of March 31, 2021	4,849,928	$485	$5,004,871	$(5,345)	$5,000,011

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$120,137	$(1,263)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(24,047)	-
Change in fair value of warrant liabilities	(295,885)
Changes in current assets and current liabilities:
Prepaid assets	(3,556)	-
Accounts payable and accrued expense	(182,248)	-
State franchise tax accrual	42,090	-
Due to related parties	30,000	292
Net cash used in operating activities	(313,509)	(971)

Cash Flows from Financing Activities:
Payments of offering costs	-	(5,000)
Net cash used in by financing activities	-	(5,000)

Net Decrease in Cash	(313,509)	(5,971)
Cash - Beginning	677,130	13,248
Cash - Ending	$363,621	$7,277

Supplemental Disclosure of Non-cash Financing Activities:
Increase in account payable for deferred offering costs	$-	$20,628
Change in value of common stock subject to possible redemption	$120,140	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company has selected December 31 as its fiscal year end.

As of March 31, 2021, the Company had not yet commenced any revenue-generating operations. All activity through March 31, 2021 relates to the Company’s formation, the Initial Public Offering (as defined below), and the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense) (See Note 11).

Financing

The registration statements (“Registration Statements”) for the Company’s initial public offering (“Initial Public Offering” or “IPO”) were declared effective on December 21, 2020. On December 23, 2020, the Company consummated the Initial Public Offering of 13,800,000 units (the “Public Units”), which included the full exercise of the underwriter’s overallotment option, generating gross proceeds of $138,000,000, which is described in Note 4. Each Public Unit consists of (i) one subunit (the “Public Subunit”), which consists of one share of common stock (the “Public Share”) and one-half of one redeemable warrant, and (ii) one-half of one redeemable warrant (collectively, the redeemable warrants included in the Public Units and Public Subunits, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 539,000 units (the “Private Units”) at a price of $10.00 per unit in a private placement to Ackrell SPAC Sponsors I LLC (the “Sponsor”), the Company’s sponsor, and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $5,390,000, which is described in Note 5. Each Private Unit consists of (i) one subunit (the “Private Subunit”), which consists of one share of common stock (the “Private Share”) and one-half of one redeemable warrant, and (ii) one-half of one redeemable warrant (collectively, the redeemable warrants included in the Private Units and Private Subunits, the “Private Warrants”). Each whole Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share.

Trust Account

Following the closing of the IPO on December 23, 2020, an amount of $139,380,000 ($10.10 per Unit) from the net proceeds of the sale of the Public and Private Units in the IPO and private placement was placed in a trust account (“Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (a) the completion of the Company’s Initial Business Combination, (b) the redemption of any Public Subunits properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, or (c) the redemption of the Company’s Public Subunits if the Company is unable to complete the Initial Business Combination within the Combination Period (as defined below).

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Initial Business Combination

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination. The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Subunits included in the Public Units sold in the IPO upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their Public Subunits for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.10 per subunit, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The Company will have 12 months from the closing of the IPO to consummate a Business Combination with an opportunity to extend the period of time up to two times each by an additional three months (for a total of up to 18 months to complete a business combination) (the “Combination Period”), subject to the Sponsor depositing into the Trust Account, on or prior to the applicable deadline, additional funds of $1,380,000 ($0.10 per unit) for each of the available three-month extensions. If the Company is unable to consummate a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding Public Subunits for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.10 per subunit, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The Sponsor, EarlyBirdCapital and the Company’s officer and directors have agreed to (i) waive their conversion rights with respect to their Founder Shares (See Note 6), Representative Shares (See Note 9) and Private Subunits (collectively, the “Private Securities”) in connection with the consummation of a Business Combination, (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Private Securities if the Company fails to consummate a Business Combination within the Combination Period and (iii) not to propose an amendment to the Company’s amended and restated certificate of incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Subunits if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Subunits in conjunction with any such amendment.

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

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity

As of March 31, 2021, the Company had cash outside the Trust Account of $363,621 available for working capital needs. All remaining cash and securities were held in the Trust Account and is generally unavailable for the Company’s use prior to an Initial Business Combination and is restricted for use either in a Business Combination or to redeem Public Subunits. As of March 31, 2021, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $5,000 from the sale of the Founder Shares (See Note 6), advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the IPO, and the remaining net proceeds from the IPO and private placement (See Note 4 and 5) held outside of the Trust Account.

The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of March 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

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

The Company anticipates that the $363,621 outside of the Trust account as of March 31, 2021 will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Moreover, the Company may need to obtain additional financing to consummate its Initial Business Combination but there is no assurance that new financing will be available to the Company on commercially acceptable terms. Furthermore, if the Company is not able to consummate a business combination by December 23, 2021, it will trigger the Company’s automatic winding up, liquidation and dissolution. The Company may extend the Combination Period by up to six months if the Sponsor deposits $1,380,000 into the Company’s Trust Account for each three-month extension but there is no assurance that the Sponsor will do so. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 – Revision of Prior Period Financial Statements

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated the accounting for its Public Warrants and Private Warrants (collectively, the “Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that the Private Warrants do not meet the criteria to be classified in stockholders’ equity, since the Private Warrants meet the definition of a derivative under ASC 815-40. The identified errors impacted the Company’s 2020 annual financial statements, Form 8-K filing on December 30, 2020 containing the IPO balance sheet as of December 23, 2020. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to any prior annual or 8-K report, but that correcting the cumulative impact of such errors would be significant to our statement of operations for the three months ended March 31, 2021. Accordingly, the Company has corrected such immaterial errors by adjusting its December 23, 2020 and December 31, 2020 balance sheets and classified the Private Warrants as liabilities on the balance sheets at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The following summarizes the effect of the revision on each financial statement line item.

As of December 23, 2020	As Reported	Adjustment	As Adjusted
Revised Balance Sheet
Warrant Liabilities	$-	$574,676	$574,676
Total Liabilities	-	574,676	574,676
Shares Subject to Possible Redemption	135,094,307	(574,679)	134,519,628
Common Stock	479	6	485
Additional Paid in Capital	5,007,859	(3)	5,007,856
Accumulated Deficit	(8,330)	-	(8,330)
Total Stockholders’ Equity	$5,000,008	$3	$5,000,011

As of December 31, 2020	As Reported	Adjustment	As Adjusted
Revised Balance Sheet
Warrant Liabilities	$-	$580,860	$580,860
Total Liabilities	303,738	580,860	884,598
Shares Subject to Redemption	134,983,359	(580,871)	134,402,488
Common Stock	480	6	486
Additional Paid in Capital	5,118,821	6,189	5,125,010
Accumulated Deficit	(119,298)	(6,184)	(125,482)
Total Stockholders’ Equity	$5,000,003	$11	$5,000,014

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Year Ended December 31, 2020	As Reported	Adjustment	As Adjusted
Revised Statement of Operations
Other income (expense):
Change in fair value of warrant liabilities	-	(6,184)	(6,184)
Total other income (expense)	3,247	(6,184)	(2,937)
Net loss	$(115,544)	$(6,184)	$(121,728)
Weighted average shares outstanding, basic and diluted	4,198,081	-	4,198,081
Basic and diluted net loss per share	$(0.03)	$(0.00)	$(0.03)

For the Year Ended December 31, 2020	As Reported	Adjustment	As Adjusted
Revised Statement of Cash Flows
Net loss	$(115,544)	$(6,184)	$(121,728)
Adjustments to reconcile net loss to net cash used in operating activities
Change in fair value of warrant liabilities	-	6,184	6,184

Supplemental Non-cash financing activities disclosure
Initial value of warrant liabilities	$-	$574,676	$574,676
Initial value of Common stock subject to possible redemption	$135,094,307	$574,679	$134,519,628
Change in value of Common stock subject to possible redemption	$(110,948)	$(6,192)	$(117,140)

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as of December 31, 2020 and for the year ended December 31, 2020 as filed with the SEC on March 31, 2021, which contained the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $363,621 of cash held outside of the Trust Account as of March 31, 2021 and $677,130 as of December 31, 2020. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Investment Held in Trust Account

As of March 31, 2021, the Company had $139,407,294 in the Trust Account which may be utilized for Business Combination. As of March 31, 2021, the Trust Account consisted of both cash and Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the condensed statements of operations. Interest income is recognized when earned.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Common Stock (underlying the Public Subunits) Subject to Possible Redemption

The Company accounts for its common stock underlying the public subunits that are subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock underlying the public subunits subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock underlying public subunits (including common stock underlying public subunits that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock underlying the public subunits are classified as stockholders’ equity. The Company’s common stock underlying the public subunits feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, common stock underlying the public subunits subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

Derivative instruments are recorded at fair value at inception and re-valued at each reporting date, with changes in the fair value reported in the statements of operations.

Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income / (Loss) per Common Stock

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of shares of common stock issued and outstanding for the periods. At March 31, 2021 and March 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the income of the Company. As a result, diluted income per share is the same as basic income per shares for the periods presented. For the three months ended March 31, 2020, weighted average shares were reduced for the effect of an aggregate of 487,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial as of March 31, 2021 and December 31, 2020.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

On December 23, 2020, the Company sold 13,800,000 Public Units at a price of $10.00 per Public Unit, including the issuance of 1,800,000 Public Units as a result of the underwriters’ full exercise of their over-allotment option. Each Public Unit consists of (i) one Public Subunit, which consists of one public share and one-half of one Public Warrant, and (ii) one-half of one Public Warrant. Each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. (See Note 8).

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Private Placements

Simultaneously with the closing of the IPO, the Sponsor and EarlyBirdCapital purchased an aggregate of 539,000 Private Units, at a price of $10.00 per unit, for an aggregate purchase price of $5,390,000. A portion of the proceeds from the sale of Private Units were added to the net proceeds from the IPO held in the Trust Account.

The Private Units and their underlying securities are identical to the units sold in the Initial Public Offering except the Private Warrants (as defined in Note 8) will be non-redeemable and may be exercised on a cashless basis. The purchasers of the Private Units have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the Founder Shares) until the completion of the Business Combination.

If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Subunits (subject to the requirements of applicable law).

Note 6 — Related Party Transactions

Founder Shares

On September 11, 2018, the Company issued 3,737,500 shares of common stock to its initial stockholder (the “Founder Shares”), Able SPAC Holding LLC, for $5,000 in cash, or approximately $0.0013 per share, in connection with formation (See Note 8).

On November 25, 2020, the Sponsor contributed back to the Company, for no consideration, 862,500 Founder Shares for cancellation, resulting in an aggregate of 2,875,000 Founder Shares outstanding.

On December 21, 2020, the Company effected a stock dividend of 0.2 shares of common stock for every share of common stock outstanding, resulting in an aggregate of 3,450,000 Founder Shares outstanding.

Founder Shares, subject to certain limited exceptions contained in the Registration Statements, will not be transferred, assigned, sold or released from escrow for a period ending on the six-month anniversary of the date of the consummation of the Initial Business Combination or earlier if, subsequent to its Initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange

Administrative Services Agreement

Commencing on the effective date of the Registration Statements, the Company has agreed to pay an affiliate of the Company’s Chairman an aggregate fee of $10,000 per month for providing the Company with office space and certain office and secretarial services. This arrangement will terminate upon completion of the Company’s Initial Business Combination or the distribution of the Trust Account to the Company’s public stockholders. For the three months ended March 31, 2021, the Company has accrued $33,548 of administrative fees as a due to related party.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of March 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Note 7 — Cash and Securities Held in Trust Account

As of March 31, 2021 and December 31, 2020, cash and securities held in trust account are $139,407,294 and $139,383,247, respectively, and will not be released until the earlier of (a) the completion of the Company’s Initial Business Combination, (b) the redemption of any Public Subunits properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, or (c) the redemption of the Company’s Public Subunits if the Company is unable to complete the Initial Business Combination within the Combination Period.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares of at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were no shares of preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each.

On December 23, 2020, the Company sold 13,800,000 shares of common stock as part of the IPO. Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 539,000 shares of common stock.

As of March 31, 2021 and December 31, 2020, shares of common stock subject to redemption were 13,319,072 and 13,307,177, respectively. The total number of shares of common stock outstanding at March 31, 2021 and December 31, 2020 was 4,849,928 and 4,861,823, respectively.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants — Each whole warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 30 days after the completion of an Initial Business Combination or 12 months from the closing of the Company’s IPO and will expire on the fifth anniversary of the completion of an Initial Business Combination, or earlier upon redemption or liquidation. However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of completion of an Initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The Private Warrants, as well as any warrants underlying additional units the Company may issue to Sponsor, officers, directors or their affiliates in payment of Working Capital Loans made to us, will be identical to the warrants underlying the units sold in the Company’s IPO except that such warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will not be redeemable by us, in each case so long as they are still held by the Sponsor, EarlyBirdCapital or their permitted transferees.

Note 9 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, Private Units (and their underlying securities), Representative Shares (As defined below) and any Units that may be issued upon conversion of the Working Capital Loans (and their underlying securities) will be entitled to registration rights pursuant to an agreement signed on the effective date of the Registration Statements. The holders of a majority of these securities will be entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Units and units issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates an Initial Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of an Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,800,000 additional Public Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On December 23, 2020, the underwriters exercised its full over-allotment option of 1,800,000 units.

On December 23, 2020, the underwriters were paid a cash underwriting fee of 2% of the gross proceeds of the IPO, totaling $2,760,000.

In addition, prior to the IPO, the Company issued to EarlyBirdCapital an aggregate of 380,000 shares of common stock (the “Representative Shares”) at approximately $0.0001 per share.

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

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 10 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1 - defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of March 31, 2021 due to the short maturities of such instruments.

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

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of December 31, 2020, investment in the Company’s Trust Account consisted of $946 in cash and $139,382,301 in U.S. Treasury Securities. The value of the cash held in Trust Account, U.S. Treasury Securities held in Trust Account and Private Warrant liability was determined by quoted prices in active markets (Level 1), significant other observable inputs (Level 2) and significant other unobservable inputs (Level 3), respectively, as of December 31, 2020.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$1,522	1,522	-	$-
U.S. Treasury Securities held in Trust Account	139,405,772	-	139,405,772	-
	139,407,294	1,522	139,405,772	-

Liabilities:
Warrant Liability – Private Warrants	$284,975	$-	$-	$284,975

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

Note 11 — Warrant Liabilities

At March 31, 2021 and December 31, 2020, there were 539,000 Private Warrants outstanding, which the Company accounts for as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection Private Placement has been estimated using Monte Carlo simulations at each measurement date.

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Monte Carol simulation model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Once the warrants become exercisable, the Company may redeem the outstanding warrants when the price per share of common stock equals or exceeds $18.00. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements of the Private Warrants:

	As of March 31, 2021	As of December 31, 2020
Stock price	$9.63	$9.22
Strike price	$11.50	$11.50
Term (in years)	5.68	5.92
Volatility	12.9%	24.2%
Risk-free rate	1.08%	0.49%
Dividend yield	0.0%	0.0%

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Ackrell SPAC Partners I Co. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Ackrell SPAC Sponsors I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 11, 2018 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of the initial public offering and the sale of the private units, our capital stock, debt or a combination of cash, stock and debt.

All activity through March 31, 2021 relates to our formation, initial public offering, and search for a prospective Initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below, and searching for a prospective Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering and will recognize changes in the fair value of warrant liability as other income (expense) (See Note 11). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $120,137, which consisted of operating costs of $199,795, interest income of $24,047 on marketable securities held in the Trust Account and a decrease in fair value of warrant liabilities of $295,885.

For the three months ended March 31, 2020, we had a net loss of $1,264, which consisted of formation and operating costs of $1,264.

Liquidity and Capital Resources

On December 23, 2020, we consummated the initial public offering of 13,800,000 units, which included the full exercise of the underwriter’s option to purchase up to an additional 1,800,000 units at the initial public offering price to cover over-allotments, at a price of $10.00 per unit, generating gross proceeds of $138,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 539,000 placement units at a price of $10.00 per placement unit in a private placement to the Sponsor and EarlyBirdCapital, Inc., generating gross proceeds of $5,390,000.

Following the initial public offering and the private placement, a total of $139,380,000 was placed in the trust account. We incurred $3,292,623 in transaction costs, including $2,760,000 of underwriting fees and $532,623 of other offering costs.

As of March 31, 2021, we had marketable securities held in the Trust Account of $139,407,294 consisting of both cash and U.S. treasury bills with a maturity of 185 days or less.

We had $363,621 of cash held outside of the Trust Account as of March 31, 2021 and $677,130 as of December 31, 2020. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the placement units.

We anticipate that the $363,621 outside of the Trust account as of March 31, 2021 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Moreover, we may need to obtain additional financing to consummate our Initial Business Combination but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if we are not able to consummate a Business Combination by December 23, 2021, it will trigger our automatic winding up, liquidation and dissolution. We may extend the Combination Period by up to six months if the Sponsor deposits $1,380,000 into our Trust Account for each three-month extension but there is no assurance that the Sponsor will do so. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

We have engaged EarlyBirdCapital, Inc. as an advisor in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We will pay EarlyBirdCapital, Inc. a cash fee of up to $4,830,000 for such services upon the consummation of our initial business combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at our sole discretion to other FINRA members that assist us in identifying or consummating an initial business combination.

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, during the period covered by this report, our disclosure controls and procedures were effective and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the correction of the previously filed financial statements (See Item 1, Note 2), we are enhancing our processes to appropriately apply applicable accounting requirements to our financial statements. Our plans at this time include retaining valuation consultants with expertise in warrants and other derivative instruments. We believe our efforts will enhance our controls relating to warrant accounting, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices based on the SEC Statement may evolve over time.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Registration Statements. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Registration Statements, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our Private Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our future financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment and determined to classify the Private Warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly as a result of factors which are outside of our control. We expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and those amounts could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On December 23, 2020, we consummated the initial public offering of 13,800,000 units, which included the full exercise of the underwriter’s option to purchase up to an additional 1,800,000 units at the initial public offering price to cover over-allotments. The units sold in the initial public offering and the full exercise of over-allotment option sold at an offering price of $10.00 per unit, generating total gross proceeds of $138,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager of our initial public offering. The securities in the offering were registered under the Securities Act on a registration statements on Form S-1 (Nos. 333-251060 and 333-251537). The Securities and Exchange Commission declared the registration statement effective on December 21, 2020.

Simultaneously with the consummation of our initial public offering and the full exercise of the underwriters’ over-allotment option, we consummated the private placement of an aggregate of 539,000 units at a price of $10.00 per placement unit, generating total proceeds of $5,390,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The placement units are identical to the units sold in the initial public offering, except as otherwise disclosed in the Registration Statement.

Of the gross proceeds received from the initial public offering including the over-allotment option, and the placement units, $139,380,000 was placed in the trust account.

We paid a total of $2,760,000 in underwriting discounts and commissions and $532,623 for other offering costs related to the initial public offering.

There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in the Company’s final prospectus related to the initial public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation. (2)
3.3	Bylaws. (3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 28, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 30, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on December 1, 2020 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACKRELL SPAC PARTNERS I CO.

Date: May 24, 2021	By:	/s/ Jason Roth
	Name:	Jason Roth
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Long Long
	Name:	Long Long
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

