Form 10-Q
period 2021-06-30
ACKRELL SPAC Partners I Co.
filed 2021-08-23
CIK 1790121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 23, 2021, there were 18,169,000 shares of common stock, including shares of common stock underlying the subunits, $0.0001 par value, issued and outstanding.

ACKRELL SPAC PARTNERS I CO.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021
TABLE OF CONTENTS

i

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$277,086	$677,130
Prepaid assets	174,079	226,723
Total Current Assets	451,165	903,853

Cash and securities held in Trust Account	139,412,565	139,383,247
Total assets	$139,863,730	$140,287,100

Liabilities and Stockholders’ Equity
Accounts payable and accrued expense	$175,469	$292,965
State franchise tax accrual	96,308	7,225
Due to related parties	63,548	3,548
Total current liabilities	335,325	303,738
Warrant liabilities	359,064	580,860
Total liabilities	694,389	884,598

Commitments
Common stock subject to possible redemption, 13,800,000 shares (at redemption value of approximately $10.10 per share) at June 30, 2021 and December 31, 2020, respectively	139,412,565	139,383,247

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,369,000 shares (excluding 13,800,000 shares subject to possible redemption) issued and outstanding at June 30, 2021 and December 31, 2020, respectively	437	437
Additional paid-in capital	114,982	144,300
Accumulated deficit	(358,643)	(125,482)
Total stockholders’ equity	(243,224)	19,255

Total Liabilities and Stockholders’ Equity	$139,863,730	$140,287,100

The accompanying notes are an integral part of these condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2021	For the six months ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2020

Formation and operating costs	$284,480	$484,275	$125	$1,389
Loss from operations	(284,480)	(484,275)	(125)	(1,389)

Other income
Interest income	5,271	29,318	-	-
Change in fair value of warrant liabilities	(74,089)	221,796	-	-
Total other income	(68,818)	251,114	-	-

Net loss	$(353,298)	$(233,161)	$(125)	$(1,389)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	13,800,000	13,800,000	-	-
Basic and diluted net income per share attributable to common stock subject to redemption	$(0.02)	$(0.01)	$-	$-
Basic and diluted weighted average shares outstanding, common stock	4,369,000	4,369,000	3,450,000	3,450,000
Basic and diluted net income per share attributable to common stockholders	$(0.02)	$(0.01)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Total
	Common Stock		Additional Paid-in	Accumulated Earnings	Stockholders’ Equity
	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance as of December 31, 2019	3,937,500	$394	$4,874	$(3,755)	$1,513

Net loss				(1,264)	(1,264)

Balance as of March 31, 2020	3,937,500	$394	$4,874	$(5,019)	$249

Net loss				(125)	(125)

Balance as of June 30, 2020	3,937,500	$394	$4,874	$(5,144)	$124

					Total
	Common Stock		Additional Paid-in	Accumulated Earnings	Stockholders’ Equity
	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance as of December 31, 2020	4,369,000	$437	$144,300	$(125,482)	$19,255

Subsequent measurement of common stock subject to possible redemption	-	-	(24,047)	-	(24,047)

Net income	-	-	-	120,137	120,137

Balance as of March 31, 2021	4,369,000	$437	$120,253	$(5,345)	$115,345

Subsequent measurement of common stock subject to possible redemption	-	-	(5,271)		(5,271)

Net loss	-	-	-	(353,298)	(353,298)

Balance as of June 30, 2021	4,369,000	$437	$114,982	$(358,643)	$(243,224)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$(233,161)	$(1,389)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(29,318)	-
Change in fair value of warrant liabilities	(221,796)
Changes in current assets and current liabilities:
Prepaid assets	52,644	-
Accounts payable and accrued expense	(117,496)	-
State franchise tax accrual	89,083	-
Due to related parties	60,000	418
Net cash used in operating activities	(400,044)	(971)

Cash Flows from Financing Activities:
Payments of offering costs	-	(10,000)
Net cash used in by financing activities	-	(10,000)

Net Decrease in Cash	(400,044)	(10,971)
Cash - Beginning	677,130	13,248
Cash - Ending	$277,086	$2,277

Supplemental Disclosure of Non-cash Financing Activities:
Increase in account payable for deferred offering costs	$-	$20,628
Subsequent measurement of common stock subject to redemption (interest earned on trust account)	29,318	-

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

As of June 30, 2021, the Company had not yet commenced any revenue-generating operations. All activity through June 30, 2021 relates to the Company’s formation, the Initial Public Offering (as defined below), and the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense) (See Note 11).

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

Liquidation

The holders of the Private Securities will not participate in any liquidation distribution with respect to such securities. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.10 per Public Unit in the IPO. The Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.10 per Public Subunit by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. The agreement entered into by the Sponsor specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of the Company’s IPO against certain liabilities, including liabilities under the Securities Act. The Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations. The Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company believes it is unlikely that Sponsor will be able to satisfy its indemnification obligations if it is required to do so.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of June 30, 2021, the Company had cash outside the Trust Account of $277,086 available for working capital needs. All remaining cash and securities were held in the Trust Account and are generally unavailable for the Company’s use prior to an Initial Business Combination and are restricted for use either in a Business Combination or to redeem Public Subunits. As of June 30, 2021, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $5,000 from the sale of the Founder Shares (See Note 6), advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the IPO, and the remaining net proceeds from the IPO and private placement (See Note 4 and 5) held outside of the Trust Account.

The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of June 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

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

The Company anticipates that the $277,086 outside of the Trust account as of June 30, 2021 will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Moreover, the Company may need to obtain additional financing to consummate its Initial Business Combination but there is no assurance that new financing will be available to the Company on commercially acceptable terms. Furthermore, if the Company is not able to consummate a business combination by December 23, 2021, it will trigger the Company’s automatic winding up, liquidation and dissolution. The Company may extend the Combination Period by up to six months if the Sponsor deposits $1,380,000 into the Company’s Trust Account for each three-month extension but there is no assurance that the Sponsor will do so. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 – Revision of Prior Period Financial Statements

As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, the Company revisited its application of ASC 480-10-S99 on the Company’s financial statements. The Company had previously classified a portion of its Public Subunits (and the underlying shares of common stock) in permanent equity. Subsequent to the re-evaluation, the Company’s management concluded that all of its Public Subunits should be classified as temporary equity. The identified errors impacted the Company’s Current Report on Form 8-K filed on December 30, 2020 containing the IPO balance sheet as of December 23, 2020, Annual Report on Form 10-K filed on March 31, 2021 containing financial statements as of December 31, 2020 and Quarterly Report on Form 10-Q filed on May 24, 2021 containing financial statements as of March 31, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to the aforementioned Form 8-K, Form 10-K and Form 10-Q reports, but that correcting the cumulative impact of such errors would be significant to the Company’s statement of operations for the three months ended June 30, 2021. Accordingly, the Company has corrected such immaterial errors by adjusting its prior financial statements and classified all Public Subunits as temporary equity. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The following summarizes the effect of the revision on each financial statement line item.

Impact of the Revision

The impact of the revision on the audited balance sheet as of December 23, 2020, audited financial statements as of and for the year ended December 31, 2020, and unaudited interim condensed financial statements as of and for the three months ended March 31, 2021 are presented below.

	As Previously Reported	Adjustments	As Restated
Balance Sheet at December 23, 2020
Common stock subject to possible redemption	$135,094,307	$4,285,693	$139,380,000
Common stock	479	(42)	437
Additional paid-in capital	5,007,859	(4,860,327)	147,532

Balance Sheet at December 31, 2020
Common stock subject to possible redemption	$134,983,359	$4,399,888	$139,383,247
Common stock	480	(43)	437
Additional paid-in capital	5,118,821	(4,974,521)	144,300
Accumulated deficit	$(119,298)	$(6,184)	$(125,482)

Statement of Operations for the year ended December 31, 2020
Basic and diluted weighted average shares outstanding, common stock subject to redemption	-	339,344	339,344
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	-	3,429,593	3,429,593
Basic and diluted weighted average shares outstanding, common stock	4,198,081	(429,144)	3,768,937

Statement of Cash Flows for the year ended December 31, 2020
Supplemental disclosure of cash flow information
Initial value of common stock subject to possible redemption	$135,094,307	$(11,621,066)	$123,473,241
Change in value of common stock subject to possible redemption	(110,948)	110,948	-
Reclassification of offering costs related to public shares	-	(2,946,021)	(2,946,021)
Subsequent measurement of common stock subject to redemption	-	18,852,780	18,852,780
Subsequent measurement of common stock subject to redemption (interest earned on trust account)	$-	$3,247	$3,247

Balance Sheet at March 31, 2021
Common stock subject to possible redemption	$134,522,628	$4,884,666	$139,407,294
Common stock	485	(48)	437
Additional paid-in capital	5,004,871	(4,884,618)	120,253
Accumulated deficit	$(5,345)	$0	$(5,345)

Statement of Operations for the three months ended March 31, 2021
Basic and diluted weighted average shares outstanding, common stock subject to redemption	-	13,800,000	13,800,000
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	-	4,369,000	4,369,000
Basic and diluted weighted average shares outstanding, common stock	18,169,000	0	18,169,000

Statement of Cash Flows for the three months ended March 31, 2021
Supplemental disclosure of cash flow information
Change in value of common stock subject to possible redemption	$120,140	$(120,140)	$-
Subsequent measurement of common stock subject to redemption (interest earned on trust account)	$-	$24,047	$24,047

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as of December 31, 2020 and for the year ended December 31, 2020 as filed with the SEC on March 31, 2021, which contained the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $277,086 of cash held outside of the Trust Account as of June 30, 2021 and $677,130 as of December 31, 2020. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investment Held in Trust Account

As of June 30, 2021, the Company had $139,412,565 in the Trust Account which may be utilized for Business Combination. As of June 30, 2021 and December 31, 2020, the Trust Account consisted of both cash and Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

Common Stock (underlying the Public Subunits) Subject to Possible Redemption

The Company accounts for its common stock underlying the public subunits that are subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock underlying the public subunits subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock underlying public subunits (including common stock underlying public subunits that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock underlying the public subunits are classified as stockholders’ equity. The Company’s common stock underlying the public subunits feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, common stock underlying the public subunits subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable founder share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 76% for the public shares and 24% for the non-redeemable founder shares for the three and six months ended June 30, 2021, reflective of the respective participation rights.

The earnings per share presented in the condensed statement of operations is based on the following:

	For the three months ended	For the six months ended
	June 30, 2021	June 30, 2021
Net loss	$(353,298)	$(233,161)
Accretion of temporary equity to redemption value	(5,271)	(29,318)
Net loss including accretion of temporary equity to redemption value	$(358,569)	$(262,479)

	For the three months ended		For the six months ended
	June 30, 2021		June 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(272,346)	$(86,223)	$(199,362)	$(63,117)
Accretion of temporary equity to redemption value	5,271	—	29,318	—
Allocation of net loss	$(267,075)	$(86,223)	$(170,044)	$(63,117)

Denominator:
Weighted-average shares outstanding	13,800,000	4,369,000	13,800,000	4,369,000
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial as of June 30, 2021 and December 31, 2020.

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

Commencing on the effective date of the Registration Statements, the Company has agreed to pay an affiliate of the Company’s Chairman an aggregate fee of $10,000 per month for providing the Company with office space and certain office and secretarial services. This arrangement will terminate upon completion of the Company’s Initial Business Combination or the distribution of the Trust Account to the Company’s public stockholders. For the three and six months ended June 30, 2021, the Company has accrued $30,000 and $63,548 of administrative fees as a due to related party.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of June 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Note 7 — Cash and Securities Held in Trust Account

As of June 30, 2021 and December 31, 2020, cash and securities held in trust account are $139,412,565 and $139,383,247, respectively, and will not be released until the earlier of (a) the completion of the Company’s Initial Business Combination, (b) the redemption of any Public Subunits properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, or (c) the redemption of the Company’s Public Subunits if the Company is unable to complete the Initial Business Combination within the Combination Period.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares of at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each.

On December 23, 2020, the Company sold 13,800,000 shares of common stock as part of the IPO. Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 539,000 shares of common stock.

As of June 30, 2021 and December 31, 2020, shares of common stock subject to redemption were 13,800,000. The total number of shares of common stock outstanding at June 30, 2021 and December 31, 2020 was 4,369,000.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.

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

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2021, investment in the Company’s Trust Account consisted of $2,545 in cash and $139,410,020 in U.S. Treasury Securities. The value of the cash held in Trust Account, U.S. Treasury Securities held in Trust Account and Private Warrant liability was determined by quoted prices in active markets (Level 1), significant other observable inputs (Level 2) and significant other unobservable inputs (Level 3), respectively, as of June 30, 2021.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$2,545	2,545	-	$-
U.S. Treasury Securities held in Trust Account	139,410,020	-	139,410,020	-
	139,412,565	2,545	139,410,020	-

Liabilities:
Warrant Liability – Private Warrants	$359,064	$-	$-	$359,064

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2021.

Note 11 — Warrant Liabilities

At June 30, 2021 and December 31, 2020, there were 539,000 Private Warrants outstanding, which the Company accounts for as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection Private Placement has been estimated using Monte Carlo simulations at each measurement date.

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

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements of the Private Warrants:

	As of June 30, 2021	As of December 31, 2020
Stock price	$9.63	$9.22
Strike price	$11.50	$11.50
Term (in years)	5.48	5.92
Volatility	14.0%	24.2%
Risk-free rate	0.95%	0.49%
Dividend yield	0.0%	0.0%

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

All activity through June 30, 2021 relates to our formation, initial public offering, and search for a prospective Initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below, and searching for a prospective Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering and will recognize changes in the fair value of warrant liability as other income (expense) (See Note 11). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2021, we had a net loss of $353,298 and $233,161, respectively, which consisted of operating costs of $284,480 and 484,275, respectively, interest income of $5,271 and 29,318 on marketable securities held in the Trust Account, respectively and a decrease in fair value of warrant liabilities of $74,089 in the three months ended June 30, 2021 and an increase in fair value of warrant liabilities of $221,796 in the six months ended June 30, 2021.

For the three and six months ended June 30, 2020, we had a net loss of $125 and $1,389, respectively, which consisted of formation and operating costs of $125 and $1,389.

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

As of June 30, 2021, we had marketable securities held in the Trust Account of $139,412,565 consisting of both cash and U.S. treasury bills with a maturity of 185 days or less.

We had $277,086 of cash held outside of the Trust Account as of June 30, 2021 and $677,130 as of December 31, 2020. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

We anticipate that the $277,086 outside of the Trust account as of June 30, 2021 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Moreover, we may need to obtain additional financing to consummate our Initial Business Combination but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if we are not able to consummate a Business Combination by December 23, 2021, it will trigger our automatic winding up, liquidation and dissolution. We may extend the Combination Period by up to six months if the Sponsor deposits $1,380,000 into our Trust Account for each three-month extension but there is no assurance that the Sponsor will do so. These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable founder share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the correction of the previously filed financial statement (See Item 1, Note 2), we are enhancing our processes to appropriately apply applicable accounting requirements to our financial statements. Our plans at this time include additional education of our accounting staff. We believe our efforts will enhance our controls relating to accounting for redeemable equity instruments, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices based on the SEC Statement may evolve over time.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on March 25, 2021 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 24, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021. There has been no material change in the planned use of the proceeds from the Company’s initial public offering and private placement as is described in the Company’s final prospectus, dated December 21, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation. (2)
3.3	Bylaws. (3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 28, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 30, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on December 1, 2020 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACKRELL SPAC PARTNERS I CO.

Date: August 23, 2021	By:	/s/ Jason Roth
	Name:	Jason Roth
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2021	By:	/s/ Long Long
	Name:	Long Long
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)