Form 10-Q
period 2021-09-30
ACKRELL SPAC Partners I Co.
filed 2021-11-15
CIK 1790121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 18,169,000 shares of common stock, including shares of common stock underlying the subunits, $0.0001 par value, issued and outstanding.

ACKRELL SPAC PARTNERS I CO.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021
TABLE OF CONTENTS

i

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$191,915	$677,130
Prepaid assets	124,860	226,723
Total Current Assets	316,775	903,853

Cash and securities held in Trust Account	139,426,720	139,383,247
Total assets	$139,743,495	$140,287,100

Liabilities and Stockholders’ Equity
Accounts payable and accrued expense	$316,369	$292,965
State franchise tax accrual	145,284	7,225
Due to related parties	93,958	3,548
Total current liabilities	555,611	303,738
Warrant liabilities	261,565	580,860
Total liabilities	817,176	884,598

Commitments
Common stock subject to possible redemption, 13,800,000 shares (at redemption value of approximately $10.10 per share) at September 30, 2021 and December 31, 2020, respectively	139,426,720	139,383,247

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,369,000 shares (excluding 13,800,000 shares subject to possible redemption) issued and outstanding at September 30, 2021 and December 31, 2020, respectively	437	437
Additional paid-in capital	100,827	144,300
Accumulated deficit	(601,665)	(125,482)
Total stockholders’ (deficit) equity	(500,401)	19,255

Total Liabilities and Stockholders’ (Deficit) Equity	$139,743,495	$140,287,100

The accompanying notes are an integral part of these condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Formation and operating costs	$354,676	$2,846	$838,951	$4,235
Loss from operations	(354,676)	(2,846)	(838,951)	(4,235)

Other income
Interest income	14,155	-	43,473	-
Change in fair value of warrant liabilities	97,499	-	319,295	-
Total other income	111,654	-	362,768	-

Net loss	$(243,022)	$(2,846)	$(476,183)	$(4,235)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	13,800,000	-	13,800,000	-
Basic and diluted net loss per share attributable to common stock subject to redemption	$(0.01)	$-	$(0.03)	$-
Basic and diluted weighted average shares outstanding, common stock	4,369,000	3,250,000	4,369,000	3,450,000
Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.00)	$(0.03)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance as of December 31, 2019	3,937,500	$394	$4,874	$(3,755)	$1,513

Net loss	-	-	-	(1,389)	(1,389)

Balance as of June 30, 2020	3,937,500	$394	$4,874	$(5,144)	$124

Net loss	-	-	-	(2,846)	(2,846)

Balance as of September 30, 2020	3,937,500	$394	$4,874	$(7,990)	$(2,722)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance as of December 31, 2020	4,369,000	$437	$144,300	$(125,482)	$19,255

Subsequent measurement of common stock subject to possible redemption	-	-	(29,318)	-	(29,318)

Net loss	-	-	-	(233,161)	(233,161)

Balance as of June 30, 2021	4,369,000	$437	$114,982	$(358,643)	$(243,224)

Subsequent measurement of common stock subject to possible redemption	-	-	(14,155)	-	(14,155)

Net loss	-	-	-	(243,022)	(243,022)

Balance as of September 30, 2021	4,369,000	$437	$100,827	$(601,665)	$(500,401)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(476,183)	$(4,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(43,473)	-
Change in fair value of warrant liabilities	(319,295)	-
Changes in current assets and current liabilities:
Prepaid assets	101,863	-
Accounts payable and accrued expense	23,404	418
State franchise tax accrual	138,059	-
Due to related parties	90,410	-
Net cash used in operating activities	(485,215)	(3,817)

Cash Flows from Financing Activities:
Proceed from collection of subscription receivable from initial stockholder	-	150,000
Payments of deferred offering costs	-	(135,519)
Net cash provided by financing activities	-	14,481

Net (Decrease) Increase in Cash	(485,215)	10,664
Cash - Beginning	677,130	13,248
Cash - Ending	$191,915	$23,912

Supplemental Disclosure of Non-cash Financing Activities:
Increase in account payable for deferred offering costs	$-	$66,503
Subsequent measurement of common stock subject to redemption (interest earned on trust account)	43,473	-

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

As of September 30, 2021, the Company had not yet commenced any revenue-generating operations. All activity through September 30, 2021 relates to the Company’s formation, the Initial Public Offering (as defined below), and the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense) (See Note 11).

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

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of September 30, 2021, the Company had cash outside the Trust Account of $191,915 available for working capital needs. All remaining cash and securities were held in the Trust Account and are generally unavailable for the Company’s use prior to an Initial Business Combination and are restricted for use either in a Business Combination or to redeem Public Subunits. As of September 30, 2021, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $5,000 from the sale of the Founder Shares (See Note 6), advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the IPO, and the remaining net proceeds from the IPO and private placement (See Note 4 and 5) held outside of the Trust Account.

The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of September 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

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

The Company anticipates that the $191,915 outside of the Trust account as of September 30, 2021 will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Moreover, the Company may need to obtain additional financing to consummate its Initial Business Combination but there is no assurance that new financing will be available to the Company on commercially acceptable terms. Furthermore, if the Company is not able to consummate a business combination by December 23, 2021, it will trigger the Company’s automatic winding up, liquidation and dissolution. The Company may extend the Combination Period by up to six months if the Sponsor deposits $1,380,000 into the Company’s Trust Account for each three-month extension but there is no assurance that the Sponsor will do so. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 – Revision of Prior Period Financial Statements

As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, the Company revisited its application of ASC 480-10-S99 on the Company’s financial statements. The Company had previously classified a portion of its Public Subunits (and the underlying shares of common stock) in permanent equity. Subsequent to the re-evaluation, the Company’s management concluded that all of its Public Subunits should be classified as temporary equity. The identified errors impacted the Company’s Current Report on Form 8-K filed on December 30, 2020 containing the IPO balance sheet as of December 23, 2020, Annual Report on Form 10-K filed on March 31, 2021 containing financial statements as of December 31, 2020 and Quarterly Report on Form 10-Q filed on May 24, 2021 containing financial statements as of March 31, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to the aforementioned Form 8-K, Form 10-K and Form 10-Q reports, but that correcting the cumulative impact of such errors would be significant to the Company’s financial statements for the three months and nine months ended September 30, 2021. Accordingly, the Company has corrected such immaterial errors by adjusting its prior financial statements and classified all Public Subunits as temporary equity. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The following summarizes the effect of the revision on each financial statement line item.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 31, 2021, which contained the audited financial statements and notes thereto. The interim results for the nine and three months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $191,915 of cash held outside of the Trust Account as of September 30, 2021 and $677,130 as of December 31, 2020. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investment Held in Trust Account

As of September 30, 2021, the Company had $139,426,720 in the Trust Account which may be utilized for Business Combination. As of September 30, 2021 and December 31, 2020, the Trust Account consisted of both cash and Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

Common Stock (underlying the Public Subunits) Subject to Possible Redemption

The Company accounts for its common stock underlying the public subunits that are subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock underlying the public subunits subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock underlying public subunits (including common stock underlying public subunits that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock underlying the public subunits are classified as stockholders’ equity. The Company’s common stock underlying the public subunits feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, common stock underlying the public subunits subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable founder share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 76% for the public shares and 24% for the non-redeemable founder shares for the three and nine months ended September 30, 2021, reflective of the respective participation rights.

The earnings per share presented in the condensed statement of operations is based on the following:

	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021
Net loss	$(243,022)	$(476,183)
Accretion of temporary equity to redemption value	(14,155)	(43,473)
Net loss including accretion of temporary equity to redemption value	$(257,177)	$(519,656)

	For the three months ended		For the nine months ended
	September 30, 2021		September 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(195,335)	$(61,842)	$(394,697)	$(124,959)
Accretion of temporary equity to redemption value	14,155	—	43,473	—
Allocation of net loss	$(181,180)	$(61,842)	$(351,224)	$(124,959)

Denominator:
Weighted-average shares outstanding	13,800,000	4,369,000	13,800,000	4,369,000
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial as of September 30, 2021 and December 31, 2020.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. After the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company plans to adopt this standard in the first quarter of 2023 and does not expect the adoption will have a significant impact on its financial statements and related disclosures.

Other than as noted above, Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 — Related Party Transactions

Founder Shares

On September 11, 2018, the Company issued 3,737,500 shares of common stock (the “Founder Shares”) to its initial stockholder, Able SPAC Holding LLC, for $5,000 in cash, or approximately $0.0013 per share, in connection with formation.

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

Commencing on the effective date of the Registration Statements, the Company has agreed to pay an affiliate of the Company’s Chairman an aggregate fee of $10,000 per month for providing the Company with office space and certain office and secretarial services. This arrangement will terminate upon completion of the Company’s Initial Business Combination or the distribution of the Trust Account to the Company’s public stockholders. For the three and nine months ended September 30, 2021, the Company has accrued $30,000 and $90,000 of administrative fees as a due to related party.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of September 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Note 7 — Cash and Securities Held in Trust Account

As of September 30, 2021 and December 31, 2020, cash and securities held in trust account are $139,426,720 and $139,383,247, respectively, and will not be released until the earlier of (a) the completion of the Company’s Initial Business Combination, (b) the redemption of any Public Subunits properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, or (c) the redemption of the Company’s Public Subunits if the Company is unable to complete the Initial Business Combination within the Combination Period.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each.

On December 23, 2020, the Company sold 13,800,000 shares of common stock as part of units sold in the IPO. Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 539,000 shares of common stock as part of the Private Units.

As of September 30, 2021 and December 31, 2020, shares of common stock subject to redemption were 13,800,000. The total number of shares of common stock outstanding at September 30, 2021 and December 31, 2020 was 4,369,000.

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

Underwriting Agreement

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

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

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

As of September 30, 2021, investment in the Company’s Trust Account consisted of $863 in cash and $139,425,857 in U.S. Treasury Securities. The value of the cash held in Trust Account, U.S. Treasury Securities held in Trust Account and Private Warrant liability was determined by quoted prices in active markets (Level 1), significant other observable inputs (Level 2) and significant other unobservable inputs (Level 3), respectively, as of September 30, 2021.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$863	863	-	$-
U.S. Treasury Securities held in Trust Account	139,425,857	-	139,425,857	-
	139,426,720	863	139,425,857	-

Liabilities:
Warrant Liability – Private Warrants	$261,565	$-	$-	$261,565

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the nine months ended September 30, 2021.

Note 11 — Warrant Liabilities

At September 30, 2021 and December 31, 2020, there were 539,000 Private Warrants outstanding, which the Company accounts for as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection Private Placement has been estimated using Monte Carlo simulations at each measurement date.

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

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements of the Private Warrants:

	As of September 30, 2021	As of December 31, 2020
Stock price	$9.80	$9.22
Strike price	$11.50	$11.50
Term (in years)	5.36	5.92
Volatility	10.6%	24.2%
Risk-free rate	1.04%	0.49%
Dividend yield	0.0%	0.0%

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

All activity through September 30, 2021 relates to our formation, initial public offering, and search for a prospective Initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below, and searching for a prospective Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering and will recognize changes in the fair value of warrant liability as other income (expense) (See Note 11). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for targets for our Initial Business Combination.

For the three and nine months ended September 30, 2021, we had a net loss of $243,022 and $476,183, respectively, which consisted of operating costs of $354,676 and $838,951, respectively, interest income of $14,155 and $43,473 on marketable securities held in the Trust Account, respectively and a decrease in fair value of warrant liabilities of $97,499 and $319,295, respectively.

For the three and nine months ended September 30, 2020, we had a net loss of $2,846 and $4,235, respectively, which consisted of formation and operating costs of $2,846 and $4,235.

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

As of September 30, 2021, we had marketable securities held in the Trust Account of $139,426,720 consisting of both cash and U.S. treasury bills with a maturity of 185 days or less.

We had $191,915 of cash held outside of the Trust Account as of September 30, 2021 and $677,130 as of December 31, 2020. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

We anticipate that the $191,915 outside of the Trust account as of September 30, 2021 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Moreover, we may need to obtain additional financing to consummate our Initial Business Combination but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if we are not able to consummate a Business Combination by December 23, 2021, it will trigger our automatic winding up, liquidation and dissolution. We may extend the Combination Period by up to six months if the Sponsor deposits $1,380,000 into our Trust Account for each three-month extension but there is no assurance that the Sponsor will do so. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

We have engaged EarlyBirdCapital, Inc. as an advisor in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We will pay EarlyBirdCapital, Inc. a cash fee of $4,830,000 for such services upon the consummation of our initial business combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at our sole discretion to other FINRA members that assist us in identifying or consummating an initial business combination.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2021, we have enhanced our internal controls over financial reporting relating to redeemable equity instruments by continuing to recognize all Public Shares as temporary equity. We believe our efforts are effective in identifying and appropriately applying applicable accounting requirements but we believe we will need additional time to monitor and assess our efforts to evaluate their ultimate effectiveness. There have been no changes in our internal controls over financial reporting, except as previously noted, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus, dated December 21, 2020, and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 as filed with the SEC on May 24, 2021.

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

ACKRELL SPAC PARTNERS I CO.

Date: November 15, 2021	By:	/s/ Jason Roth
	Name:	Jason Roth
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Long Long
	Name:	Long Long
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)