Form 10-K/A
period 2020-12-31
ACKRELL SPAC Partners I Co.
filed 2022-02-08
CIK 1790121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Ackrell SPAC Partners I Co., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Ackrell SPAC Partners I Co. (the “Company”) as of and for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Annual Report”).

On January 10, 2022, the Company filed a Current Report on Form 8-K that disclosed the Company had re-evaluated its conclusion with respect to the materiality of the changes caused by the incorrect classification of a portion of the Company’s subunits included in the units sold in its initial public offering (the “Public Subunits”) that are subject to redemption. Specifically, the Company originally determined the changes were not qualitatively material to the Company’s previously issued financial statements. However, on January 4, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), upon further consideration of the material nature of the changes, determined that the change in classification of the Public Subunits subject to redemption and related changes to the Company’s presentation of earnings per share are material quantitatively and the Company should restate its previously issued financial statements that were affected by the changes. As a result, management and the Audit Committee determined that (i) the Company’s audited balance sheet as of December 23, 2020 (the “Audited Balance Sheet”) filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2020, (ii) audited financial statements as of and for the year ended December 31, 2020 (together with the Audited Balance Sheet, the “Affected Audited Financials”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021; (iii) the Company’s unaudited financial statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 24, 2021 (the “Q1 Financial Statements”), (iv) the Company’s unaudited financial statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 23, 2021 (the “Q2 Financial Statements”), and (v) the Company’s unaudited financial statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the SEC on November 15, 2021 (the “Q3 Financial Statements”, together with the Q1 Financial Statements and the Q2 Financial Statements, the “Affected Unaudited Financials” ), should no longer be relied upon due to the reclassification described above. As such, the Company will restate its Affected Audited Financials in this Amendment No. 1.

Additionally, on February 3, 2022, the Company filed a Current Report on Form 8-K that disclosed the Company had re-evaluated its prior conclusions with regards to the identified financial statement errors (the “Identified Errors”) associated with the accounting of private warrants and fair value of shares of common stock of the Company issued to the representative of the underwriters for the Company’s initial public offering (the “Representative Shares”). Management had originally evaluated the Identified Errors and had determined that the related impacts were not qualitatively material and thus did not require a restatement of the Affected Audited Financials and Affected Unaudited Financials. However, as a result of the Company’s decision to restate its Affected Audited Financials and Affected Unaudited Financials to report all of the Company’s Public Subunits as temporary equity, management decided to re-evaluate its prior conclusions with regards to the Identified Errors. On February 1, 2022, the Company’s management and the Audit Committee concluded that the Company should also restate its Affected Audited Financials to correct the Identified Errors. As such, the Company will restate its Affected Audited Financials in this Amendment No. 1.

The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with its initial public offering.

After re-evaluation, the Company’s management has concluded that, in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the affected periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail below in this Amendment No. 1.

Items Amended in This Amendment

For the convenience of the reader, this Amendment No. 1 sets forth the Original Annual Report in its entirety, modification as necessary to reflect the restatements. No attempt has been made in this Amendment No. 1 to update other disclosures presented in the Original Annual Report, except as required to reflect the effects of the restatement. The following items have been amended to reflect the restatements:

●	Part I, Item 1A. Risk Factors
●	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part II - Item 8. Financial Statements and Supplementary Data.
●	Part II, Item 9A Controls and Procedures
●	Part II, Item 15. Financial Statements and Supplementary Data

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Annual Report is being amended or updated by this Amendment No. 1, and other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Annual Report. This Amendment No. 1 continues to describe the conditions as of the date of the Original Annual Report and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Annual Report and with our filings with the SEC subsequent to the Original Annual Report.

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

i

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

ii

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No.1, we identified a material weakness in our internal control over financial reporting relating to (i) our classification of a portion of public subunits (and including the underlying common stock) subject to possible redemption in permanent equity rather than temporary equity and (ii) accounting of private warrants and fair value of shares of representative shares. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments, such as warrants, redeemable public subunits and representative shares, was not effectively designed or maintained. This material weakness resulted in the restatement of our audited balance sheet as of December 23, 2020 and audited financial statements as of and for the year ended December 31, 2020. Additionally, a misstatement of the warrant liability, public subunits, representative shares and related accounts and disclosures would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Transaction costs amounted to $4,085,051, consisting of $2,760,000 of underwriting fees and $1,325,051 of other offering costs. In addition, $677,129.70 of cash was held outside of the trust account as of December 31, 2020 and is available for working capital purposes.

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

For the fiscal year ended December 31, 2020, we had net loss of $121,728, which consisted of operating costs of $118,791, interest income of $3,247 on marketable securities held in the trust account and an increase in fair value of warrant liabilities of $6,184. For the fiscal year ended December 31, 2019, our net loss was $3,755, which resulted from total operations loss of $3,755.

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

Following the IPO and the private placement, a total of $139,380,000 was placed in the trust account. We incurred $4,085,051 in transaction costs, including $2,760,000 of underwriting fees and $1,325,051 of other offering costs.

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

For the fiscal year ended December 31, 2020, our net loss was $121,728, which consisted of operating costs of $118,791, interest income of $3,247 on marketable securities held in the trust account and an increase in fair value of warrant liabilities of $6,184. For the fiscal year ended December 31, 2019, our net loss was $3,755, which resulted from total operations loss of $3,755.

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

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

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

Net Income / (Loss) per Common Stock

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public subunit and income (loss) per non-redeemable founder share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable public subunits and non-redeemable founder shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common stock underlying public subunits subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated using a ratio of 9% for the redeemable public subunits and 91% for the non-redeemable founder shares for the year ended December 31, 2020, reflective of the respective participation rights.

As of December 31, 2020, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the material weakness identified in our internal controls related to our accounting for complex financial instruments as described in the Explanatory Note to this Amendment No. 1. This material weakness resulted in the restatement of our balance sheet as of December 23, 2020 and our financial statements for the fiscal year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2021, we have enhanced our internal controls over financial reporting relating to private warrants, redeemable equity instruments and representative shares by continuing to regularly assess the fair value of our private warrants, recognizing all public subunits as temporary equity and adopting a more robust approach to assessing the fair value of our equity instruments. We believe our efforts are effective in identifying and appropriately applying applicable accounting requirements but we believe we will need additional time to monitor and assess our efforts to evaluate their ultimate effectiveness. There have been no changes in our internal controls over financial reporting, except as previously noted, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(b)	The following Exhibits are filed as part of this report:

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 21, 2020, by and between the Company and EBC, as representative of the several underwriters. (1)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation.(2)
3.3	Bylaws.(3)
4.1	Specimen Unit Certificate.(4)
4.2	Specimen Common Stock Certificate.(4)
4.3	Specimen Warrant Certificate.(4)
4.4	Specimen Subunit Certificate.(4)
4.5	Warrant Agreement, dated December 21, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant.(1)
4.6	Description of Registered Securities.(5)
10.1	Letter Agreement, dated December 21, 2020, by and among the Registrant , the initial stockholders, officers and directors.(1)
10.2	Investment Management Trust Agreement, dated December 21, 2020, by and between between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.3	Registration Rights Agreement, dated December 21, 2020, by and between the Company, the Sponsor and EBC.(1)
10.4	Stock Escrow Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.5.1	Private Placement Unit Purchase Agreement, dated December 21, 2020, by and between the Company and the Sponsor.(1)
10.5.2	Private Placement Unit Purchase Agreement, dated December 21, 2020, by and between the Company and EBC.(1)
10.6	Administrative Support Agreement, dated December 21, 2020, by and between the Company and ACVT I, LLC.(1)
10.7	Business Combination Marketing Agreement, dated December 21, 2020, by and between the Company and EBC.(1)
14	Code of Ethics.(4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 28, 2020
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed December 30, 2020
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-251060) filed December 1, 2020.
(4)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-251060) filed December 10, 2020.
(5)	Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed March 31, 2021.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 7, 2022	ACKRELL SPAC PARTNERS I CO.

	By:	/s/ Jason Roth
	Name:	Jason Roth
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason Roth	Chief Executive Officer	February 7, 2022
Jason Roth	(Principal Executive Officer)

/s/ Long Long	Chief Financial Officer	February 7, 2022
Long Long	(Principal Financial and Accounting Officer)

/s/ Michael K. Ackrell	Chairman	February 7, 2022
Michael K. Ackrell

/s/ Shannon Soqui	Vice Chairman	February 7, 2022
Shannon Soqui

/s/ Daniel L. Sheehan	Director	February 7, 2022
Daniel L. Sheehan

/s/ William A. Lamkin	Director	February 7, 2022
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

New York, New York

March 30, 2021, except for Note 2, 3, 8, and 11 as to which the date is February 7, 2022.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

BALANCE SHEETS

	December 31,
	2020	2019
	As Restated
Assets
Cash	$677,130	$13,248
Prepaid assets	226,723	-
Deferred offering costs	-	207,325
Total Current Assets	903,853	220,573

Cash and securities held in Trust Account	139,383,247	-
Total assets	$140,287,100	$220,573

Liabilities and Stockholders’ Equity
Accounts payable and accrued expense	$292,965	$69,060
State franchise tax accrual	7,225	-
Due to related parties	3,548	-
Sponsor loans	-	150,000
Total current liabilities	303,738	219,060
Warrant liabilities	580,860	-
Total liabilities	884,598	219,060

Commitments
Common stock subject to possible redemption, 13,800,000 and 0 shares (at redemption value of $10.10 per share) at December 31, 2020 and 2019, respectively	139,383,247	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,369,000 shares (excluding 13,800,000 shares subject to possible redemption) and 3,937,500 shares issued and outstanding at December 31, 2020 and 2019, respectively	437	394
Additional paid-in capital	144,300	4,874
Accumulated deficit	(125,482)	(3,755)
Total stockholders’ equity	19,255	1,513

Total Liabilities and Stockholders’ Equity	$140,287,100	$220,573

The accompanying notes are an integral part of these financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
	As Restated
Formation and operating costs	$118,791	$3,755
Loss from operations	(118,791)	(3,755)

Other income
Interest income	3,247	-
Change in fair value of warrant liabilities	(6,187)
Total other income (loss)	(2,937)	-

Net loss	$(121,728)	$(3,755)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	339,344	-
Basic and diluted net loss per share attributable to common stock subject to redemption	52.43	-
Basic and diluted weighted average shares outstanding, common stock	3,429,593	3,293,288

Basic and diluted net loss per share attributable to common stockholders	$(5.22)	$(0.00)

The accompanying notes are an integral part of these financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock (1)		Additional Paid-in	Share Subscription	Accumulated Earnings	Total Stockholders’ Equity
	Shares	Par Value	Capital	Receivable	(Deficit)	(Deficit)

Balance as of December 31, 2018	3,737,500	$374	$4,626	$(5,000)	$-	$-

Cash received for share subscription receivable	-	-	-	5,000	-	5,000

Issuance of representative shares	200,000	20	248		-	268

Net loss					(3,755)	(3,755)

Balance as of December 31, 2019	3,937,500	$394	$4,874	$-	$(3,755)	$1,513

Issuance of representative shares on November 25, 2020	150,000	15	792,428	-	-	792,443

Return of Insider Shares in connection with the downsized offering on November 25, 2020	(862,500)	(86)	86	-	-	-

Effectuation of a 1.2-for-1 stock dividend in connection with the upsized offering on December 21, 2020	645,000	64	(64)	-	-	-

Return of representative shares on December 21, 2020	(40,000)	(4)	4	-	-	-

Sale of 13,800,000 Units on December 23, 2020 through public offering	13,800,000	1,380	137,998,620	-	-	138,000,000

Sale of 539,000 Private Placement Units on December 23, 2020	539,000	54	5,389,946	-	-	5,390,000

Underwriters’ discount	-	-	(2,760,000)	-	-	(2,760,000)

Initial value of private warrants	-	-	(574,676)	-	-	(574,676)

Reclassification of offering costs related to public shares	-	-	3,655,046	-	-	3,655,046

Other offering expenses	-	-	(1,325,051)	-	-	(1,325,051)

Net Loss	-	-	-	-	(121,727)	(121,727)

Maximum number of redeemable shares	(13,800,000)	(1,380)	(123,471,861)	-	-	(123,473,241)

Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against additional paid in capital	-	-	(19,561,805)	-	-	(19,561,805)

Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against additional paid in capital (interest earned on trust account)	-	-	(3,247)	-	-	(3,247)

Balance as of December 31, 2020 (As Restated)	4,369,000	$437	$144,300	$-	$(125,482)	$19,255

(1)	This number excludes 13,800,000 and 0 common stock subject to possible redemption at December 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2020	2019
Cash Flows from Operating Activities:	As Restated
Net loss	$(121,727)	$(3,755)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(3,247)	-
Change in fair value of warrants	6,184	-
Changes in current assets and current liabilities:
Deferred offering costs	207,325	(138,017)
Prepaid assets	(226,723)	-
Accounts payable and accrued expense	223,905	-
State franchise tax accrual	7,225	-
Due to related parties	3,548	-
Net cash provided by/(used in) operating activities	96,490	(141,772)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(139,380,000)	-
Net cash used in investing activities	(139,380,000)	-

Cash Flows from Financing Activities:
Proceeds from issuance of 150,000 representative shares	15	-
Proceeds from share issuance to Underwriter and collection of subscription receivable from initial stockholder	-	5,020
Proceeds from initial public offering, net of underwriters’ discount	135,240,000	-
Proceeds from private placement	5,390,000	-
Proceeds from Sponsor loan	150,000	150,000
Repayment of Sponsor loan	(300,000)	-
Payments of offering costs	(532,623)	-
Net cash provided by financing activities	139,947,392	155,020

Net Increase in Cash	663,882	13,248
Cash - Beginning	13,248	-
Cash - Ending	$677,130	$13,248

Supplemental Disclosure of Non-cash Financing Activities:
Increase in deferred offering costs for stock issued to Underwriter	$-	$248
Increase in account payable for deferred offering costs	$-	$69,060
Sponsor shares surrendered as part of downsizing	$(86)	$-
1 for 1.2 stock dividend as part of upsizing	$64	$-
Shares surrendered by Underwriter for no consideration	$(4)	$-
Initial value of warrant liabilities	574,676	-
Initial value of common stock subject to possible redemption	123,473,241	-
Reclassification of offering costs related to public shares	(3,655,046)	-
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against additional paid-in-capital (“APIC”)	19,561,805
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC (interest earned on trust account)	3,247

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 539,000 units (the “Private Units”) at a price of $10.00 per unit in a private placement to the Company’s sponsor (Ackrell SPAC Sponsors I LLC; the “Sponsor”) and EarlyBirdCapital, Inc. (“EBC”), generating gross proceeds of $5,390,000, which is described in Note 5.

Trust Account

Following the closing of the IPO on December 23, 2020, an amount of $139,380,000 ($10.00 per Unit) from the net proceeds of the sale of the Public and Private Units in the IPO and private placement was placed in a trust account (“Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (a) the completion of the Company’s Initial Business Combination, (b) the redemption of any public subunits (as described in Note 4) properly submitted in connection with a stockholder vote to amend the Company’s certificate of incorporation, or (c) the redemption of the Company’s public subunits if the Company is unable to complete the Initial Business Combination within the Combination Period (as defined below).

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

Through December 31, 2020, the Company’s liquidity needs were satisfied through receipt of $5,000 from the sale of the insider shares, advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the IPO (as described in Note 6) and the remaining net proceeds from the IPO and Private Placement (as described in Note 4 and 5).

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

Note 2 – Restatement of Financial Statements

Redeemable Equity Instruments

As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, the Company revisited its application of ASC 480-10-S99 on the Company’s financial statements. The Company had previously classified a portion of its public subunits (and the underlying shares of common stock) in permanent equity. Subsequent to the re-evaluation, the Company’s management concluded that all of its public subunits should be classified as temporary equity. The identified errors impacted the Company’s Current Report on Form 8-K on December 30, 2020 containing the IPO balance sheet as of December 23, 2020, Annual Report on Form 10-K on March 31, 2021 containing the Company’s financial statements for the fiscal year ended December 31, 2020, Quarterly Report on Form 10-Q on May 24, 2021 containing financial statements as of March 31, 2021, Quarterly Report on Form 10-Q on August 23, 2021 containing financial statements as of June 30, 2021, and Quarterly Report on Form 10-Q on November 15, 2021 containing financial statements as of September 30, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were qualitatively immaterial but quantitatively material to the aforementioned 8-K, 10-K and 10-Q filings, and concluded that the impacted financial statements should be restated to correct the errors.

Warrants & Fair Value of Representative Shares

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated the accounting for its public warrants and private warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that the private warrants do not meet the criteria to be classified in stockholders’ equity, since the private warrants meet the definition of a derivative under ASC 815-40. Additionally, the Company re-evaluated the fair value of the representative shares and concluded that the fair value previously used for the representative shares was incorrect. The identified errors impacted the Company’s Form 8-K filing on December 30, 2020 containing the IPO balance sheet as of December 23, 2020 and the Company’s Form 10-K filing on March 31, 2021 containing the Company’s 2020 annual financial statements. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were qualitatively immaterial to the aforementioned 8-K and 10-K filings but, in consideration that the Company is restating the financial statements contained in the aforementioned filings to correct the classification of public subunits as temporary equity, the Company concluded that the impacted financial statements should also be restated to correct the identified errors related to classification of private warrants and the fair value of representative shares.

Impact of the Restatement

The impact of the restatement on the audited balance sheet as of December 23, 2020 and audited financial statements as of and for the year ended December 31, 2020 are presented below.

	As Previously Reported	Adjustments	As Restated
Audited Balance Sheet at December 23, 2020
Warrant Liabilities	$-	$574,676	$574,676
Total Liabilities	-	574,676	574,676
Shares Subject to Possible Redemption	135,094,307	4,285,693	139,380,000
Common Stock	479	(42)	437
Additional paid-in capital	5,007,859	(4,860,327)	147,532
Total Stockholders’ Equity	5,000,008	(4,860,369)	139,639

Audited Balance Sheet at December 31, 2020
Warrant Liabilities	$-	$580,860	$580,860
Total Liabilities	303,738	580,860	884,598
Shares Subject to Possible Redemption	134,983,359	4,399,888	139,383,247
Common Stock	480	(43)	437
Additional paid-in capital	5,118,821	(4,974,521)	144,300
Accumulated Deficit	(119,298)	(6,184)	(125,482)
Total Stockholders’ Equity	5,000,003	(4,980,748)	19,255

Audited Statement of Operations for the year ended December 31, 2020
Change in Fair Value of Warrants	$-	$(6,184)	$(6,184)
Weighted average shares outstanding, basic and diluted	4,198,081	(4,198,081)	-
Basic and diluted weighted average shares outstanding, common stock subject to redemption	-	339,344	339,344
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	-	3,429,593	3,429,593
Basic and diluted net income (loss) per share	(0.03)	0.03	-
Basic and diluted net income (loss) per share, common stock subject to redemption	-	52.43	52.43
Basic and diluted net income (loss) per share, common stock not subject to redemption	-	(5.22)	(5.22)

Audited Statement of Changes in Stockholders’ Equity for the year ended December, 2020
Issuance of Representative Shares on November 25, 2020 - Additional Paid-in-Capital	$-	$792,428	$792,428
Issuance of Representative Shares on November 25, 2020 - Stockholders' Equity (Deficit)	15	792,428	792,443
Initial Value of Private Warrants	-	(574,676)	(574,676)
Reclassification of offering costs related to public shares	-	3,655,046	3,655,046
Other Offering Expenses	(532,623)	(792,428)	(1,325,051)
Net Loss	(155,543)	(6,184)	(121,727)
Maximum number of redeemable shares - Shares	(13,364,689)	(435,311)	(13,800,000)
Maximum number of redeemable shares - Par Value	(1,336)	(44)	(1,380)
Maximum number of redeemable shares - Paid-in-Capital	(134,982,023)	11,510,162	(123,471,861)
Maximum number of redeemable shares - Stockholders' Equity (Deficit)	(134,983,359)	11,510,118	(123,473,241)
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC	-	(19,561,805)	(19,561,805)
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC (interest earned on trust account)	-	(3,247)	(3,247)

Audited Statement of Cash Flows for the year ended December 31, 2020
Net Loss	$(115,543)	$(6,184)	$(121,727)
Change in fair value of warrant liabilities	-	6,184	6,184
Initial value of warrant liabilities	-	574,676	574,676
Initial value of common stock subject to possible redemption	135,094,307	(11,621,066)	123,473,241
Reclassification of offering costs related to public shares	-	(3,655,046)	(3,655,046)
Change in value of common stock subject to possible redemption	(110,948)	110,948	-
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC	-	19,561,805	19,561,805
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC (interest earned on trust account)	-	3,247	3,247

Note 3 — Significant Accounting Policies

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—” Expenses of Offering”. Offering costs consist of legal, accounting, underwriting fees and other costs that are directly related to the IPO. Offering costs amounting to $4,085,051 (consisting of $2,760,000 in underwriting commissions and $1,325,051 of other offering costs) were charged to stockholders’ equity upon the completion of the IPO.

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

Non-Recurring Fair Value Measurements

The following table presents information about the Company’s 150,000 representative shares that were issued on and measured at fair value on a non-recurring basis as of November 25, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	November 25,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Stockholders’ Equity:
Representative Shares	$792,443	$	$-	$792,443
	$792,443	$	$-	$792,443

The estimated fair value of the representative shares on November 25, 2020, the date the representative shares were issued, was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model utilizing the probability weighted expected return method are assumptions related to the expected stock-price volatility (pre-merger), the risk-free interest rate, and the expected restricted term. The Company estimates the volatility of its common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected restricted term of the representative shares. The expected restricted term of the representative shares is simulated based on management assumptions regarding the timing and likelihood of completing the IPO and a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The assumptions used in calculating the estimated fair values represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The key inputs into the Monte Carlo simulation model for the representative shares were as follows at November 25, 2020:

Input	November 25, 2020
Restricted term (years)	1.02
Expected volatility	11.8%
Risk-free interest rate	0.11%
Stock price	$9.14
Dividend yield	0%

Recurring Fair Value Measurements

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

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$946	$946	-	-
U.S. Treasury Securities held in Trust Account	$139,382,301	-	$139,382,301	-
	$139,383,247	$946	$139,382,301	$-
Liabilities:
Warrant Liability – Private Warrants (See Note 11)	580,860	-	-	580,860

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

Net Income / (Loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable founder share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 9% for the public shares and 91% for the non-redeemable founder shares for the year ended December 31, 2020, reflective of the respective participation rights.

The earnings per share presented in the statements of operations is based on the following:

For the year ended
December 31, 2020
Net loss	$(121,728)
Accretion of temporary equity to redemption value	(19,565,052)
Net loss including accretion of temporary equity to redemption value	$(19,686,780)

	For the year ended
	December 31, 2020
	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(1,772,541)	$(17,914,239)
Accretion of temporary equity to redemption value	19,565,052	—
Allocation of net income (loss)	$17,792,511	$(17,914,239)

Denominator:
Weighted-average shares outstanding	339,344	3,429,593
Basic and diluted net income (loss) per share	$52.43	$(5.22)

As of December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the Company’s earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

On December 23, 2020, the Company sold 13,800,000 shares of common stock as part of the IPO. Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 539,000 shares of common stock. As of December 31, 2020, shares subject to redemption was 13,800,000. The total shares outstanding at December 31, 2020 and 2019 was 4,369,000 and 3,937,500, respectively.

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

Note 9 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, Private Units (and their underlying securities), representative shares (See Note 8) and any Units that may be issued upon conversion of the working capital loans (and their underlying securities) will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities will be entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private units and units issued in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates an Initial Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of an Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 10 — INCOME TAX

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

Note 11 — Warrant Liabilities

At December 31, 2020, there were 539,000 private warrants outstanding, which the Company accounts for as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection Private Placement has been estimated using Monte Carlo simulations at each measurement date.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements of the private warrants:

As of December 31, 2020
Stock price	$9.22
Strike price	$11.50
Term (in years)	5.92
Volatility	24.2%
Risk-free rate	0.49%
Dividend yield	0.0%

Note 12 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.