Form 10-Q/A
period 2021-03-31
ACKRELL SPAC Partners I Co.
filed 2022-02-08
CIK 1790121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Ackrell SPAC Partners I Co., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Ackrell SPAC Partners I Co. (the “Company”) as of and for the quarterly period ended March 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2021 (the “Original Quarterly Report”).

On January 10, 2022, the Company filed a Current Report on Form 8-K that disclosed the Company had re-evaluated its conclusion with respect to the materiality of the changes caused by the incorrect classification of a portion of the Company’s subunits included in the units sold in its initial public offering (the “Public Subunits”) that are subject to redemption. Specifically, the Company originally determined the changes were not qualitatively material to the Company’s previously issued financial statements. However, on January 4, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), upon further consideration of the material nature of the changes, determined that the change in classification of the Public Subunits subject to redemption and related changes to the Company’s presentation of earnings per share are material quantitatively and the Company should restate its previously issued financial statements that were affected by the changes. As a result, management and the Audit Committee determined that (i) the Company’s audited balance sheet as of December 23, 2020 (the “Audited Balance Sheet”) filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2020, (ii) audited financial statements as of and for the year ended December 31, 2020 (together with the Audited Balance Sheet, the “Affected Audited Financials”) as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021; (iii) the Company’s unaudited financial statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 24, 2021 (the “Q1 Financial Statements”), (iv) the Company’s unaudited financial statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 23, 2021 (the “Q2 Financial Statements”), and (v) the Company’s unaudited financial statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the SEC on November 15, 2021 (the “Q3 Financial Statements”, together with the Q1 Financial Statements and the Q2 Financial Statements, the “Affected Unaudited Financials” ), should no longer be relied upon due to the reclassification described above. As such, the Company will restate its Affected Audited Financials and Affected Unaudited Financials in this Amendment No.1.

Additionally, on February 3, 2022, the Company filed a Current Report on Form 8-K that disclosed the Company had re-evaluated its prior conclusions with regards to the identified financial statement errors (the “Identified Errors”) associated with the accounting of private warrants and fair value of shares of common stock of the Company issued to the representative of the underwriters for the Company’s initial public offering (the “Representative Shares”). Management had originally evaluated the Identified Errors and had determined that the related impacts were not qualitatively material and thus did not require a restatement of the Affected Audited Financials and Affected Unaudited Financials. However, as a result of the Company’s decision to restate its Affected Audited Financials and Affected Unaudited Financials to report all of the Company’s Public Subunits as temporary equity, management decided to re-evaluate its prior conclusions with regards to the Identified Errors. On February 1, 2022, the Company’s management and the Audit Committee concluded that the Company should also restate its Affected Audited Financials to correct the Identified Errors. As such, the Company will restate its Affected Audited Financials and Affected Unaudited Financials in this Amendment No. 1.

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

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No.1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Items Amended in This Amendment No.1

For the convenience of the reader, this Amendment No.1 sets forth the Original Quarterly Report in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment No. 1 to update other disclosures presented in the Original Quarterly Report, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1. Financial Statements.

●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part I – Item 4. Controls and Procedures.

●	Part II – Item 1A. Risk Factors.

●	Part II – Item 6. Exhibits.

Except as described above, this Quarterly Report does not amend, update or change any other items or disclosures contained in the Original Quarterly Report. Accordingly, this Quarterly Report should be read in conjunction with the Original Quarterly Report and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Quarterly Report.

This Quarterly Report does not reflect adjustments for events occurring after May 24, 2021, the date of the filing of the Original Quarterly Report, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Quarterly Report should be read in conjunction with the Company’s reports filed with the SEC since the date of filing of the Original Quarterly Report and all of the Company’s filings after the date hereof.

ACKRELL SPAC PARTNERS I CO.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021
TABLE OF CONTENTS

i

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	Restated	Restated
	(unaudited)
Assets
Cash	$363,621	$677,130
Prepaid assets	230,279	226,723
Total Current Assets	593,900	903,853

Cash and securities held in Trust Account	139,407,294	139,383,247
Total assets	$140,001,194	$140,287,100

Liabilities and Stockholders’ Equity
Accounts payable and accrued expense	$110,717	$292,965
State franchise tax accrual	49,315	7,225
Due to related parties	33,548	3,548
Total current liabilities	193,580	303,738
Warrant liabilities	284,975	580,860
Total liabilities	478,555	884,598

Commitments
Common stock subject to possible redemption, 13,800,000 and 13,800,000 shares (at redemption value of $10.10 per share) at March 31, 2021 and December 31, 2020, respectively	139,407,294	139,383,247

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,369,000 and 4,369,000 shares (excluding 13,800,000 and 13,800,000 shares subject to possible redemption) issued and outstanding at March 31, 2021 and December 31, 2020, respectively	437	437
Additional paid-in capital	120,253	144,300
Accumulated deficit	(5,345)	(125,482)
Total stockholders’ equity	115,345	19,255

Total Liabilities and Stockholders’ Equity	$140,001,194	$140,287,100

The accompanying notes are an integral part of these condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2021	March 31, 2020
	Restated
Formation and operating costs	$199,795	$1,264
Loss from operations	(199,795)	(1,264)

Other income
Interest income	24,047	-
Change in fair value of warrant liabilities	295,885	-
Total other income	319,932	-

Net income (loss)	$120,137	$(1,264)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	13,800,000	-
Basic and diluted net income per share attributable to common stock subject to redemption	0.01	-
Basic and diluted weighted average shares outstanding, common stock	4,369,000	3,450,000

Basic and diluted net income (loss) per share	$0.01	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Total
	Common Stock		Additional Paid-in	Accumulated Earnings	Stockholders’ Equity
	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance as of December 31, 2019	3,937,500	$394	$4,874	$(3,755)	$1,513

Net loss				(1,264)	(1,264)

Balance as of March 31, 2020	3,937,500	$394	$4,874	$(5,019)	$249

					Total
	Common Stock		Additional Paid-in	Accumulated Earnings	Stockholders’ Equity
	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance as of December 31, 2020 (Restated)	4,369,000	$437	$144,300	$(125,482)	$19,255

Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against additional paid in capital (interest earned on trust account)	-	-	(24,047)	-	(24,047)

Net income	-	-		120,137	120,137

Balance as of March 31, 2021 (Restated)	4,369,000	$437	$120,253	$(5,345)	$115,345

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2021	2020
	Restated
Cash Flows from Operating Activities:
Net income (loss)	$120,137	$(1,263)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(24,047)	-
Change in fair value of warrant liabilities	(295,885)
Changes in current assets and current liabilities:
Prepaid assets	(3,556)	-
Accounts payable and accrued expense	(182,248)	-
State franchise tax accrual	42,090	-
Due to related parties	30,000	292
Net cash used in operating activities	(313,509)	(971)

Cash Flows from Financing Activities:
Payments of offering costs	-	(5,000)
Net cash used in by financing activities	-	(5,000)

Net Decrease in Cash	(313,509)	(5,971)
Cash - Beginning	677,130	13,248
Cash - Ending	$363,621	$7,277

Supplemental Disclosure of Non-cash Financing Activities:
Increase in account payable for deferred offering costs	$-	$20,628
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against additional paid-in-capital (“APIC”) (interest earned on trust account)	24,047	-

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

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Impact of the Restatement

The impact of the restatement on the audited balance sheet as of December 23, 2020, audited financial statements as of and for the year ended December 31, 2020, and unaudited interim condensed financial statements as of and for the three months ended March 31, 2021 are presented below.

	As Previously Reported	Adjustments	As Restated
Audited Balance Sheet at December 23, 2020
Warrant Liabilities	$-	$574,676	$574,676
Total Liabilities	-	574,676	574,676
Shares Subject to Possible Redemption	135,094,307	4,285,693	139,380,000
Common Stock	479	(42)	437
Additional paid-in capital	5,007,859	(4,860,327)	147,532
Total Stockholders’ Equity	5,000,008	(4,860,369)	139,639

Audited Balance Sheet at December 31, 2020
Warrant Liabilities	$-	$580,860	$580,860
Total Liabilities	303,738	580,860	884,598
Shares Subject to Possible Redemption	134,983,359	4,399,888	139,383,247
Common Stock	480	(43)	437
Additional paid-in capital	5,118,821	(4,974,521)	144,300
Accumulated Deficit	(119,298)	(6,184)	(125,482)
Total Stockholders’ Equity	5,000,003	(4,980,748)	19,255

Audited Statement of Operations for the year ended December 31, 2020
Change in Fair Value of Warrants	$-	$(6,184)	$(6,184)
Weighted average shares outstanding, basic and diluted	4,198,081	(4,198,081)	-
Basic and diluted weighted average shares outstanding, common stock subject to redemption	-	339,344	339,344
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	-	3,429,593	3,429,593
Basic and diluted net income (loss) per share	(0.03)	0.03	-
Basic and diluted net income (loss) per share, common stock subject to redemption	-	52.43	52.43
Basic and diluted net income (loss) per share, common stock not subject to redemption	-	(5.22)	(5.22)

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	As Previously Reported	Adjustments	As Restated

Audited Statement of Changes in Stockholders’ Equity for the year ended December, 2020
Issuance of Representative Shares on November 25, 2020 - Additional Paid-in-Capital	$-	$792,428	$792,428
Issuance of Representative Shares on November 25, 2020 - Stockholders' Equity (Deficit)	15	792,428	792,443
Initial Value of Private Warrants	-	(574,676)	(574,676)
Reclassification of offering costs related to Public Shares	-	3,655,046	3,655,046
Other Offering Expenses	(532,623)	(792,428)	(1,325,051)
Net Loss	(155,543)	(6,184)	(121,727)
Maximum number of redeemable shares - Shares	(13,364,689)	(435,311)	(13,800,000)
Maximum number of redeemable shares - Par Value	(1,336)	(44)	(1,380)
Maximum number of redeemable shares - Paid-in-Capital	(134,982,023)	11,510,162	(123,471,861)
Maximum number of redeemable shares - Stockholders' Equity (Deficit)	(134,983,359)	11,510,118	(123,473,241)
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC	-	(19,561,805)	(19,561,805)
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC (interest earned on trust account)	-	(3,247)	(3,247)

Audited Statement of Cash Flows for the year ended December 31, 2020
Net Loss	$(115,543)	$(6,184)	$(121,727)
Change in fair value of warrant liabilities	-	6,184	6,184
Initial value of warrant liabilities	-	574,676	574,676
Initial value of common stock subject to possible redemption	135,094,307	(11,621,066)	123,473,241
Reclassification of offering costs related to Public Shares	-	(3,655,046)	(3,655,046)
Change in value of common stock subject to possible redemption	(110,948)	110,948	-
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC	-	19,561,805	19,561,805
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC (interest earned on trust account)	-	3,247	3,247

Unaudited Balance Sheet as of March 31, 2021
Common Stock subject to possible redemption	$134,522,628	$4,884,666	$139,407,294
Common stocks, $0.0001 par value	485	(48)	437
Additional paid-in capital	(5,345)	125,598	120,253
Total stockholders’ equity (deficit)	5,000,011	(4,884,666)	115,345

Unaudited Statement of Operations for the three months ended March 31, 2021
Weighted average shares outstanding, basic and diluted	18,169,000	(18,169,000)	0
Basic and diluted weighted average shares outstanding, common stock subject to redemption	-	13,800,000	13,800,000
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	-	4,369,000	4,369,000
Basic and diluted net income (loss) per share	$0.01	$(0.01)	$-
Basic and diluted net income (loss) per share, common stock subject to redemption	-	0.01	0.01
Basic and diluted net income (loss) per share, common stock not subject to redemption	-	0.01	0.01

Unaudited Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2021
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC	$-	$(24,047)	$(24,047)

Unaudited Statement of Cash Flows for the three months ended March 31, 2021
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC (interest earned on trust account)	$-	$24,047	$24,047

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

Net Income per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income per redeemable Public Share and income per non-redeemable Founder Share following the two-class method of income per share. In order to determine the net income attributable to both the public redeemable shares and founder non-redeemable shares, the Company first considered the total income allocable to both sets of shares. This is calculated using the total net income less any dividends paid. For purposes of calculating net income per share, any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 76% for the Public Shares and 24% for the non-redeemable Founder Shares for the three months ended March 31, 2021, reflective of the respective participation rights.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The earnings per share presented in the statements of operations is based on the following:

For the three months ended
March 31, 2021
Net income	$120,137
Accretion of temporary equity to redemption value	(24,047)
Net income including accretion of temporary equity to redemption value	$96,090

	For the three months ended
	March 31, 2021
	Redeemable	Non-redeemable
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity	$72,984	$23,106
Accretion of temporary equity to redemption value	24,047	—
Allocation of net income	$97,031	$23,106

Denominator:
Weighted-average shares outstanding	13,800,000	4,369,000
Basic and diluted net income per share	$0.01	$0.01

As of March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the Company’s earnings. As a result, diluted income per share is the same as basic income per share for the periods presented.

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

The Private Units and their underlying securities are identical to the units sold in the Initial Public Offering except the Private Warrants will be non-redeemable and may be exercised on a cashless basis. The purchasers of the Private Units have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the Founder Shares) until the completion of the Business Combination.

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

As of March 31, 2021 and December 31, 2020, shares of common stock subject to redemption were 13,800,000 and 13,800,000, respectively. The total number of shares of common stock outstanding at March 31, 2021 and December 31, 2020 was 4,369,000 and 4,369,000, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the material weakness identified in our internal controls related to our accounting for complex financial instruments as described in the Explanatory Note to this Amendment No. 1. This material weakness resulted in the restatement of our audited balance sheet as of December 23, 2020, our audited financial statements as of and for the fiscal year ended December 31, 2020, and our unaudited interim financial statements as of and for the quarter ended March 31, 2021.

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

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner.

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

As described elsewhere in this Amendment No.1, we identified a material weakness in our internal control over financial reporting relating to (i) our classification of a portion of Public Subunits (and including the underlying common stock) subject to possible redemption in permanent equity rather than temporary equity and (ii) accounting of Private Warrants and fair value of shares of Representative Shares. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments, such as warrants, redeemable Public Subunits and Representative Shares, was not effectively designed or maintained. This material weakness resulted in the restatement of our audited balance sheet as of December 23, 2020, audited financial statements as of and for the year ended December 31, 2020, and unaudited interim financial statements as of and for the quarter ended March 31, 2021. Additionally, a misstatement of the warrant liability, Public Subunits, Representative Shares and related accounts and disclosures would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021.

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

We paid a total of $2,760,000 in underwriting discounts and commissions and $1,325,051 for other offering costs related to the initial public offering.

There has been no material change in the planned use of the proceeds from the initial public offering and private placement as is described in the Company’s final prospectus related to the initial public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation. (2)
3.3	Bylaws. (3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 28, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 30, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on December 1, 2020 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACKRELL SPAC PARTNERS I CO.

Date: February 7, 2022	By:	/s/ Jason Roth
	Name:	Jason Roth
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2022	By:	/s/ Long Long
	Name:	Long Long
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)