Form 10-Q/A
period 2021-06-30
ACKRELL SPAC Partners I Co.
filed 2022-02-08
CIK 1790121

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

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Ackrell SPAC Partners I Co. (the “Company”) as of and for the quarterly period ended June 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2021 (the “Original Quarterly Report”).

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

This Quarterly Report does not reflect adjustments for events occurring after August 23, 2021, the date of the filing of the Original Quarterly Report, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Quarterly Report should be read in conjunction with the Company’s reports filed with the SEC since the date of filing of the Original Quarterly Report and all of the Company’s filings after the date hereof.

ACKRELL SPAC PARTNERS I CO.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021
TABLE OF CONTENTS

i

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	Restated
Assets
Cash	$277,086	$677,130
Prepaid assets	174,079	226,723
Total Current Assets	451,165	903,853

Cash and securities held in Trust Account	139,412,565	139,383,247
Total assets	$139,863,730	$140,287,100

Liabilities and Stockholders’ Equity
Accounts payable and accrued expense	$175,469	$292,965
State franchise tax accrual	96,308	7,225
Due to related parties	63,548	3,548
Total current liabilities	335,325	303,738
Warrant liabilities	359,064	580,860
Total liabilities	694,389	884,598

Commitments
Common stock subject to possible redemption, 13,800,000 shares (at redemption value of approximately $10.10 per share) at June 30, 2021 and December 31, 2020, respectively	139,412,565	139,383,247

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,369,000 shares (excluding 13,800,000 shares subject to possible redemption) issued and outstanding at June 30, 2021 and December 31, 2020, respectively	437	437
Additional paid-in capital	114,982	144,300
Accumulated deficit	(358,643)	(125,482)
Total stockholders’ equity	(243,224)	19,255

Total Liabilities and Stockholders’ Equity	$139,863,730	$140,287,100

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

Note 2 — Restatement of Financial Statements

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

	As Previously Reported	Adjustments	As Restated
Audited Balance Sheet at December 23, 2020
Warrant Liabilities	$-	$574,676	$574,676
Total Liabilities	-	574,676	574,676
Shares Subject to Possible Redemption	135,094,307	4,285,693	139,380,000
Common Stock	479	(42)	437
Additional paid-in capital	5,007,859	(4,860,327)	147,532
Total Stockholders’ Equity	5,000,008	(4,860,369)	139,639

Audited Balance Sheet at December 31, 2020
Warrant Liabilities	$-	$580,860	$580,860
Total Liabilities	303,738	580,860	884,598
Shares Subject to Possible Redemption	134,983,359	4,399,888	139,383,247
Common Stock	480	(43)	437
Additional paid-in capital	5,118,821	(4,974,521)	144,300
Accumulated Deficit	(119,298)	(6,184)	(125,482)
Total Stockholders’ Equity	5,000,003	(4,980,748)	19,255

Audited Statement of Operations for the year ended December 31, 2020
Change in Fair Value of Warrants	$-	$(6,184)	$(6,184)
Weighted average shares outstanding, basic and diluted	4,198,081	(4,198,081)	-
Basic and diluted weighted average shares outstanding, common stock subject to redemption	-	339,344	339,344
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	-	3,429,593	3,429,593
Basic and diluted net income (loss) per share	(0.03)	0.03	-
Basic and diluted net income (loss) per share, common stock subject to redemption	-	52.43	52.43
Basic and diluted net income (loss) per share, common stock not subject to redemption	-	(5.22)	(5.22)

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	As Previously Reported	Adjustments	As Restated
Audited Statement of Changes in Stockholders’ Equity for the year ended December, 2020
Issuance of Representative Shares on November 25, 2020 - Additional Paid-in-Capital	$-	$792,428	$792,428
Issuance of Representative Shares on November 25, 2020 - Stockholders' Equity (Deficit)	15	792,428	792,443
Initial Value of Private Warrants	-	(574,676)	(574,676)
Reclassification of offering costs related to Public Shares	-	3,655,046	3,655,046
Other Offering Expenses	(532,623)	(792,428)	(1,325,051)
Net Loss	(155,543)	(6,184)	(121,727)
Maximum number of redeemable shares - Shares	(13,364,689)	(435,311)	(13,800,000)
Maximum number of redeemable shares - Par Value	(1,336)	(44)	(1,380)
Maximum number of redeemable shares - Paid-in-Capital	(134,982,023)	11,510,162	(123,471,861)
Maximum number of redeemable shares - Stockholders' Equity (Deficit)	(134,983,359)	11,510,118	(123,473,241)
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against additional paid-in-capital (“APIC”)	-	(19,561,805)	(19,561,805)
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC (interest earned on trust account)	-	(3,247)	(3,247)

Audited Statement of Cash Flows for the year ended December 31, 2020
Net Loss	$(115,543)	$(6,184)	$(121,727)
Change in fair value of warrant liabilities	-	6,184	6,184
Initial value of warrant liabilities	-	574,676	574,676
Initial value of common stock subject to possible redemption	135,094,307	(11,621,066)	123,473,241
Reclassification of offering costs related to Public Shares	-	(3,655,046)	(3,655,046)
Change in value of common stock subject to possible redemption	(110,948)	110,948	-
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC	-	19,561,805	19,561,805
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC (interest earned on trust account)	-	3,247	3,247

Unaudited Balance Sheet as of March 31, 2021
Common Stock subject to possible redemption	$134,522,628	$4,884,666	$139,407,294
Common stocks, $0.0001 par value	485	(48)	437
Additional paid-in capital	(5,345)	125,598	120,253
Total stockholders’ equity (deficit)	5,000,011	(4,884,666)	115,345

Unaudited Statement of Operations for the three months ended March 31, 2021
Weighted average shares outstanding, basic and diluted	18,169,000	(18,169,000)	0
Basic and diluted weighted average shares outstanding, common stock subject to redemption	-	13,800,000	13,800,000
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	-	4,369,000	4,369,000
Basic and diluted net income (loss) per share	$0.01	$(0.01)	$-
Basic and diluted net income (loss) per share, common stock subject to redemption	-	0.01	0.01
Basic and diluted net income (loss) per share, common stock not subject to redemption	-	0.01	0.01

Unaudited Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2021
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC	$-	$(24,047)	$(24,047)

Unaudited Statement of Cash Flows for the three months ended March 31, 2021
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC (interest earned on trust account)	$-	$24,047	$24,047

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the material weakness identified in our internal controls related to our accounting for complex financial instruments as described in the Explanatory Note to this Amendment No. 1. This material weakness resulted in the restatement of our audited balance sheet as of December 23, 2020, our audited financial statements as of and for the fiscal year ended December 31, 2020, and our unaudited interim financial statements as of and for the quarters ended March 31, 2021 and June 30, 2021.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner.

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

As described elsewhere in this Amendment No.1, we identified a material weakness in our internal control over financial reporting relating to (i) our classification of a portion of public subunits (and including the underlying common stock) subject to possible redemption in permanent equity rather than temporary equity and (ii) accounting of Private Warrants and fair value of shares of Representative Shares. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments, such as warrants, redeemable Public Subunits and Representative Shares, was not effectively designed or maintained. This material weakness resulted in the restatement of our audited balance sheet as of December 23, 2020, audited financial statements as of and for the year ended December 31, 2020, and unaudited interim financial statements as of and for the quarters ended March 31, 2021 and June 30, 2021. Additionally, a misstatement of the warrant liability, Public Subunits, Representative Shares and related accounts and disclosures would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 2 of the Company’s quarterly report on Form 10-Q/A for the quarter ended March 31, 2021. There has been no material change in the planned use of the proceeds from the Company’s initial public offering and private placement as is described in the Company’s final prospectus, dated December 21, 2020.

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