Form 10-Q/A
period 2021-09-30
ACKRELL SPAC Partners I Co.
filed 2022-02-08
CIK 1790121

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
(Exact name of registrant as specified in its charter) vi

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

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Ackrell SPAC Partners I Co. (the “Company”) as of and for the quarterly period ended September 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Quarterly Report”).

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

This Quarterly Report does not reflect adjustments for events occurring after November 15, 2021, the date of the filing of the Original Quarterly Report, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Quarterly Report should be read in conjunction with the Company’s reports filed with the SEC since the date of filing of the Original Quarterly Report and all of the Company’s filings after the date hereof.

ACKRELL SPAC PARTNERS I CO.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021
TABLE OF CONTENTS

i

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	Restated
Assets
Cash	$191,915	$677,130
Prepaid assets	124,860	226,723
Total Current Assets	316,775	903,853

Cash and securities held in Trust Account	139,426,720	139,383,247
Total assets	$139,743,495	$140,287,100

Liabilities and Stockholders’ Equity
Accounts payable and accrued expense	$316,369	$292,965
State franchise tax accrual	145,284	7,225
Due to related parties	93,958	3,548
Total current liabilities	555,611	303,738
Warrant liabilities	261,565	580,860
Total liabilities	817,176	884,598

Commitments
Common stock subject to possible redemption, 13,800,000 shares (at redemption value of approximately $10.10 per share) at September 30, 2021 and December 31, 2020, respectively	139,426,720	139,383,247

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,369,000 shares (excluding 13,800,000 shares subject to possible redemption) issued and outstanding at September 30, 2021 and December 31, 2020, respectively	437	437
Additional paid-in capital	100,827	144,300
Accumulated deficit	(601,665)	(125,482)
Total stockholders’ (deficit) equity	(500,401)	19,255

Total Liabilities and Stockholders’ (Deficit) Equity	$139,743,495	$140,287,100

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the material weakness identified in our internal controls related to our accounting for complex financial instruments as described in the Explanatory Note to this Amendment No. 1. This material weakness resulted in the restatement of our audited balance sheet as of December 23, 2020, our audited financial statements as of and for the fiscal year ended December 31, 2020, and our unaudited interim financial statements as of and for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner.

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

As described elsewhere in this Amendment No.1, we identified a material weakness in our internal control over financial reporting relating to (i) our classification of a portion of Public Subunits (and including the underlying common stock) subject to possible redemption in permanent equity rather than temporary equity and (ii) accounting of Private Warrants and fair value of shares of Representative Shares. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments, such as warrants, redeemable Public Subunits and Representative Shares, was not effectively designed or maintained. This material weakness resulted in the restatement of our audited balance sheet as of December 23, 2020, audited financial statements as of and for the year ended December 31, 2020, and unaudited interim financial statements as of and for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. Additionally, a misstatement of the warrant liability, Public Subunits, representative shares and related accounts and disclosures would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

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

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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