Form 10-K
period 2021-12-31
ACKRELL SPAC Partners I Co.
filed 2022-03-31
CIK 1790121

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Auditor PCAOB ID Number: 1195 Auditor Name: UHY LLP Auditor Location: New York, New York, United States of America

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the subunits on June 30, 2021, as reported on the Nasdaq Capital Market was $141,635,060.

As of March 30, 2022, 18,169,000 shares of common stock, including shares of common stock underlying the subunits, par value $0.0001 per share, were issued and outstanding.

ACKRELL SPAC PARTNERS I CO.

FORM 10-K

i

Unless otherwise stated in this Annual Report on Form 10-K (the “Report”):

●	“Blackstone” is to North Atlantic Imports, LLC, a Utah limited liability company d/b/a Blackstone Products;

●	“Blackstone Merger” is to the proposed business combination transaction involving the Company and Blackstone, including all the transactions contemplated by the Blackstone Merger Agreement;

●	“Blackstone Merger Agreement” refers to the business combination agreement between the Company, North Atlantic Imports, LLC, Blackstone Products, Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of Ackrell, Ackrell Merger Sub Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of Newco, Roger Dahle, an individual residing in Utah and holder of certain membership interests in North Atlantic Imports, LLC, and North Atlantic Imports, Inc., a business company formed under the laws of the British Virgin Islands;

●	“Blackstone Registration Statement” are to the Form S-4 filed by Blackstone Products, Inc. with the SEC on February 15, 2022 (File No. 333-262758 );

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Company”, “we,” “us,” and “our” refer to Ackrell SPAC Partners I Co.;

●	“EBC” refers to EarlyBirdCapital, Inc., the representative of the underwriters in our IPO;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FMCG” refers to fast-moving consumer goods;

●	“founder shares” refer to the 3,450,000 shares of common stock issued prior to our IPO and owned by our Sponsor, officers and directors;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial stockholders” refer to all holders of our founder shares prior to our IPO;

●	“IPO” refers to our initial public offering, which we completed on December 23, 2020, where an aggregate of 13,800,000 public units were sold to public investors at a price of $10.00 per unit, generating gross proceeds of $138,000,000 to the Company;

●	“private placement” refers to the private placement that occurred simultaneously with the completion of our IPO where an aggregate of 539,000 private units were sold to our Sponsor and EBC (470,000 placement units to our Sponsor and 69,000 to EBC) at a price of $10.00 per unit, generating gross proceeds of $5,390,000 to the Company;

●	“private shares” refer to the 539,000 shares of common stock underlying our private subunits;

●	“private subunits” refer to the 539,000 subunits underlying our private units, each private subunit consisting of one private share and one-half of one private warrant;

●	“private units” refer to the 539,000 units sold to our Sponsor and EBC in the private placement, each private unit consisting of i) one private subunit, which consists of one private share and one-half of one private warrant and ii) one-half of one private warrant, with each whole private warrant exercisable to purchase one share of common stock;

●	“private warrants” refer to the 539,000 warrants underlying our private units and subunits, with each whole warrant exercisable to purchase one share of common stock;

●	“public shares” refer to the 13,800,000 shares of common stock underlying our public subunits;

●	“public subunits” refer to the 13,800,000 subunits underlying our public units, each public subunit consisting of one public share and one-half of one public warrant, with each whole public warrant exercisable to purchase one share of common stock;

●	“public units” refer to the 13,800,000 units sold in our IPO, each public unit consisting of i) one public subunit, which consists of one public share and one-half of one public warrant and ii) one-half of one public warrant, with each whole warrant exercisable to purchase one share of common stock;

●	“public warrants” refer to the 13,800,000 warrants underlying our public units and subunits, with each whole warrant exercisable to purchase one share of common stock;

●	“Registration Statements” refer to, collectively, our registration statement on Form S-1 (No. 333-251060) which was declared effective by the Securities Exchange Commission on December 21, 2020, and registration statement on Form S-1MEF (No. 333-251537) which became effective automatically upon filing on December 21, 2020;

●	“representative shares” refer to the 380,000 shares of common stock issued to EBC prior to our IPO;

●	“Sponsor” refers to Ackrell SPAC Sponsors I LLC;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“trust account” refers to the U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, where an aggregate of $139,380,000, or $10.10 per public unit sold in our IPO, of our proceeds from our IPO and private placement is deposited upon the completion of our IPO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about:

●	our ability to complete our initial business combination in the branded FMCG industry, such as the Blackstone Merger;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements and other benefits;

●	our potential ability to obtain additional financing to complete a business combination in the branded FMCG industry;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities in the branded FMCG industry;

●	potential changes in control of us if we acquire one or more target businesses for stock;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

●	our use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance following our IPO or following our initial business combination.

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

Simultaneously with the closing of the IPO, we completed the private placement of an aggregate of 539,000 private units to the Sponsor and EarlyBirdCapital, Inc. (“EBC”) (470,000 private units to the Sponsor and 69,000 private units to EBC) at a purchase price of $10.00 per private unit, generating gross proceeds to the Company of $5,390,000. The private units (and underlying securities) are identical to the public units (and underlying securities) sold in the IPO, except as otherwise disclosed in our Registration Statements that became effective on December 21, 2020.

If we are unable to consummate an initial business combination by June 23, 2022, we will redeem 100% of the public subunits for a pro rata portion of the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then outstanding public subunits, subject to applicable law and as further described herein. Our public stockholders were not afforded an opportunity to vote on our extension of time to consummate an initial business combination described above, and will not be afforded an opportunity to vote on any further extensions, or redeem their subunits in connection with such extensions.

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

The Blackstone Merger and Private Placement

The Blackstone Merger Agreement

On December 22, 2021, the Company, North Atlantic Imports, LLC, Blackstone Products, Inc. (“Newco”), Ackrell Merger Sub Inc. (“Merger Sub”), Roger Dahle, an individual residing in Utah and holder of certain membership interests in Blackstone (“Dahle”), and North Atlantic Imports, Inc., (“NAI” and together with Dahle, the “Contributors”), entered into a Business Combination Agreement (the “Blackstone Merger Agreement”).

Pursuant to the Blackstone Merger Agreement, subject to the terms and conditions set forth therein, immediately prior to the consummation of the transactions contemplated by the Blackstone Merger Agreement (the “Closing”), Blackstone will enter into a redemption agreement with Cowell International Inc., a Utah corporation and a wholly-owned subsidiary of NAI (“Cowell”), and Dahle, pursuant to which Blackstone will redeem, prior to the Closing, certain of its membership interests held by Cowell in exchange for $100,000,000, which will be funded by newly-incurred indebtedness for borrowed money of Blackstone in the principal amount of $100,000,000.

Upon the consummation of the Closing, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Newco (the “Surviving Corporation”). Immediately following the effective time of the Merger (the “Effective Time”), (i) NAI will contribute 45 shares of Cowell common stock, par value $1.00 per share (“Cowell Common Stock”) to Newco and 33 shares of Cowell Common Stock to the Company (the “NAI Contributions”), (ii) Cowell will redeem the remaining 22 shares of Cowell Common Stock (the “NAI Redemption”) and (iii) Dahle will contribute all of his membership interests in Blackstone to Newco (the “Dahle Contribution”).

The aggregate consideration to be paid in the Blackstone Merger is based on a pre-money company equity valuation of $721,000,000 and will be made up of cash consideration and stock consideration.

Specifically, (i) the Company will pay $150,000,000 to NAI as consideration for the contribution of Cowell Common Stock to the Company; (ii) Cowell will pay $100,000,000 to NAI as consideration for the NAI Redemption; (iii) Newco will issue and deliver to NAI 20,350,681 shares of Newco common stock, par value $0.0001 per share (“Newco Common Stock”) calculated based upon NAI’s ownership percentage (on a fully-diluted basis taking into account the Assumed RSUs (as defined below) and after giving effect to the cash consideration) as of the Closing as consideration for the contribution of Cowell Common Stock to Newco; and (vi) Newco will issue to Dahle 35,293,854 shares of Newco Common Stock calculated based upon Dahle’s ownership percentage (on a fully-diluted basis taking into account the Assumed RSUs and after giving effect to the cash consideration) of the Closing as consideration for the Dahle Contribution.  In addition, each contingent right to receive an equity interest in Blackstone to be issued to Dahle will be assumed by Newco (the “Assumed RSUs”), with such Assumed RSUs representing the right to acquire a number of shares of Newco Common Stock representing the ownership percentage attributable to the Assumed RSUs upon the terms (including vesting) set forth in the Assumed RSUs.

At the Effective Time, by virtue of the Merger and without any action on the part of the Company, Merger Sub, Blackstone, NAI, Dahle or the holders of any of the following securities:

(a) Each share of the Company common stock issued and outstanding immediately prior to the Effective Time (subject to certain exceptions pursuant to the Blackstone Merger Agreement) will be converted into one share of NewCo common stock.

(b) Each share of the Company common stock held in the treasury of the Company and each share of the Company common stock owned by Merger Sub, Blackstone or any direct or indirect wholly-owned subsidiary of the Company immediately prior to the Effective Time will be canceled.

(c) Each share of Merger Sub common stock issued and outstanding immediately prior to the Effective Time will be converted into one share of common stock of the Surviving Corporation.

(d) Each warrant of the Company that is outstanding immediately prior to the Effective Time will be converted into a right to acquire one share of NewCo common stock on substantially the same terms as were in effect immediately prior to the Effective Time for such warrants of the Company.

(e) The Assumed RSUs will be assumed by NewCo.

Representations and Warranties; Covenants

The Blackstone Merger Agreement contains representations and warranties of each of the parties thereto that are customary for transactions similar to the Blackstone Merger. The Blackstone Merger Agreement also contains certain customary covenants by each of the parties during the period between the signing of the Blackstone Merger Agreement and the earlier of the Closing or the termination of the Blackstone Merger Agreement in accordance with its terms, including with respect to (1) the operation of their respective businesses in the ordinary course of business; (2) the provision of access to the properties, books, personnel, and policies of Blackstone and the Company, respectively; (3) provision of financial statements by Blackstone; (4) the Company’s stock listing; (5) notifications of certain breaches, consent requirements, material adverse changes or other matters; (6) efforts to consummate the Closing and obtain third party and regulatory approvals; (7) tax matters and transfer taxes; (8) further assurances; (9) confidentiality; (10) public announcements; (11) directors’ and officers’ indemnification; and (12) compliance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) (if applicable). The parties further agreed to certain customary post-Closing covenants.

After the execution of the Blackstone Merger Agreement, the Company and Newco will (with the assistance and cooperation of Blackstone as reasonably requested by the Company), use its commercially reasonable efforts to prepare and file with the U.S. Securities and Exchange Commission (the “SEC”) within 10 business days (subject to certain exceptions) after the Company’s receipt of Blackstone’s PCAOB-compliant audited financial statements from Blackstone a registration statement on Form S-4 in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”) of the Newco common stock, to be issued pursuant to the Blackstone Merger Agreement, which registration statement (the “Blackstone Registration Statement”) will also contain a proxy statement for the Company stockholders and a prospectus.

The Company will include provisions in the proxy statement with respect to (i) the approval of the business and the adoption and approval of Blackstone Merger Agreement, (ii) the adoption and approval of the amended and restated Newco certificate of incorporation, (iii) the appointment of the post-Closing Newco board of directors, (iv) the approval and adoption of Newco’s omnibus incentive plan, (v) the approval and adoption of Newco’s employee stock purchase plan, (vi) adjournment of the Company stockholders’ meeting, if necessary, to permit further solicitation of proxies because there are not sufficient votes to approve and adopt any of the foregoing proposals and (vii) the approval of any other proposals reasonably agreed by the Company and Blackstone to be necessary or appropriate in connection with the transaction contemplated hereby.

The parties have also agreed, among other things, to take all action within their power as may be necessary or appropriate such that, effective immediately after the Closing, Newco’s board of directors shall consist of seven directors, which shall be divided into three classes.

Closing Conditions

The obligations of the parties to complete the Closing are subject to various conditions, including the following mutual conditions of the parties unless waived:

●	the proposals presented at the Company stockholders’ meeting will have been approved and adopted;

●	no governmental authority of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any law, rule, regulation, judgment, decree, executive order or award after the date of the Blackstone Merger Agreement which is then in effect and has the effect of making the Blackstone Merger, including the Merger, illegal or otherwise prohibiting consummation of the Blackstone Merger, including the Merger;

●	all required filings under the HSR Act will have been completed and any applicable waiting period (and any extension thereof) applicable to the consummation of the Blackstone Merger under the HSR Act shall have expired or been terminated;

●	the Registration Statement will have been declared effective under the Securities Act, and no stop order suspending the effectiveness, or any proceedings for purposes of suspending the effectiveness, of the Registration Statement will be in effect or will have been initiated or threatened by the SEC;

●	the Newco Common Stock to be issued in connection with the Blackstone Merger will have been approved for listing on Nasdaq, subject only to official notice of issuance thereof; and

●	upon the Closing, after giving effect to the completion of the Redemption, the Company having net tangible assets of at least $5,000,001.

Unless waived by the Company, the obligations of the Company, Newco and Merger Sub to consummate the Blackstone Merger, including the Merger, are subject to the satisfaction of certain customary conditions (in addition to customary certificates and other closing deliverables), as well as the following:

●	accuracy of the representations and warranties made by Blackstone in the Blackstone Merger Agreement and material compliance by Blackstone with the covenants in the Blackstone Merger Agreement;

●	absence of any Blackstone Material Adverse Effect with respect to Blackstone between the date of the Blackstone Merger Agreement and the date of the Closing;

●	Blackstone will have delivered to the Company and Newco Blackstone’s PCAOB-compliant audited financials;

●	Cowell will have delivered a properly executed certification that Blackstone shares are not “U.S. real property interests”, together with a notice to the IRS, in accordance with Treasury Regulations;

●	Blackstone will have terminated certain specified related party contracts; and

●	the Manufacturing Supply Agreement between Fugang Technology Inc. and the Company in substantially the form attached to the Blackstone Merger Agreement will remain in effect.

Unless waived by Blackstone, the obligations of Blackstone to consummate the Merger are subject to the satisfaction of certain customary additional conditions (in addition to customary certificates and other closing deliverables), as well as the following:

●	accuracy of the representations and warranties made by the Company, Newco and Merger Sub in the Blackstone Merger Agreement and material compliance by the Company, Newco and Merger Sub with the covenants in the Blackstone Merger Agreement;

●	absence of any Company Material Adverse Effect with respect to the Company, Newco or Merger Sub between the date of the Blackstone Merger Agreement and the date of the Closing;

●	all members of the board of directors and all officers of the Company will have executed written resignations effective as of the Effective Time;

●	the aggregate amount of proceeds raised in the PIPE Investment plus the amount of funds in the trust account (after giving effect to any redemption of the Company common stock by the Company’s stockholders) will be at least $150,000,000; and

●	the Newco certificate of incorporation will have been amended and restated by Newco.

Termination

The Blackstone Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including:

●	by mutual written consent of the Company and Blackstone;

●	by either the Company or Blackstone if the Closing has not occurred by the date that is six months after the execution of the Blackstone Merger Agreement, other than as a result of a breach by the party seeking termination, provided, that in the event of an extension of the time for the Company to complete a Merger in accordance with the terms of the Company’s certificate of incorporation, such six month period will automatically be extended by a like period;

●	by either the Company or Blackstone if a governmental authority shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting, or if any law is in effect making illegal, the transactions contemplated by the Blackstone Merger Agreement, other than as caused by the breach of the party seeking termination;

●	by either the Company or Blackstone if the Company fails to obtain the required stockholder approvals at the Company’s stockholder meeting;

●	by the Company upon a breach of any representation, warranty, covenant or agreement on the part of Blackstone, NAI or Dahle set forth in the Blackstone Merger Agreement, or if any representation or warranty of Blackstone, NAI or Dahle becomes untrue and is not cured within 20 days;

●	by Blackstone upon a breach of any representation, warranty, covenant or agreement on the part of the Company, Newco or Merger Sub set forth in the Blackstone Merger Agreement, or if any representation or warranty of the Company, Newco or Merger Sub becomes untrue and is not cured within 20 days; and

●	by the Company if Blackstone has not delivered its PCAOB-compliant audited financials on or prior to February 28, 2022.

Related Agreements

Amended Registration Rights Agreement

Contemporaneously with the execution and delivery of the Blackstone Merger Agreement, the Company, certain stockholders of the Company (collectively, the “Initial Investors”), NAI and Dahle entered into an Amended and Restated Registration Rights Agreement (the “Amended Registration Rights Agreement”). Pursuant to the Amended Registration Rights Agreement, the Initial Investors and the undersigned parties listed under “Holder” on the signature page thereto will be provided the right to demand registrations, piggy-back registrations and shelf registrations with respect to Registrable Securities (as defined in the Amended Registration Rights Agreement). The Amended Registration Rights Agreement would supersede the registration rights agreements between the Company and certain of the Initial Investors.

Lock-Up Agreement

Contemporaneously with the execution and delivery of the Blackstone Merger Agreement, certain Company stockholders, NAI and Dahle entered into a Lock-up Agreement with the Company (each, a “Lock-Up Agreement”). Pursuant to the Lock-Up Agreements, each party thereto has agreed to a 180-day lock-up of its Newco common stock following Closing, subject to (i) early release upon certain corporate transactions and (ii) certain limited permitted transfers where the recipient takes the shares subject to the restrictions in Lock-Up Agreement.

Company Stockholder Support Agreement

Contemporaneously with the execution and delivery of the Blackstone Merger Agreement, the Company, Blackstone and the Sponsor, holding 21.3% of the outstanding Shares of the Company entitled to vote entered into Stockholder Support Agreement (the “Ackrell Stockholder Support Agreement”). Pursuant the Ackrell Stockholder Support Agreement, the Sponsor has agreed, among other things, to vote its shares of the Company common stock in favor of the adoption an approval of the Blackstone Merger Agreement and the Blackstone Merger.

Private Placement

Subscription Agreements

In connection with the Blackstone Merger, the Company and Newco entered into subscription agreements (the “Subscription Agreements”) with the investors named therein (the “PIPE Investors”), pursuant to which Newco agreed to issue and sell to the PIPE Investors approximately 3,100,000 units (the “Newco Units”) for a purchase price of $10.00 per unit, for an aggregate of approximately $31,000,000, and approximately $111,000,000 of Newco convertible notes (the “Convertible Notes”) immediately prior to the closing of the Merger (collectively, the “PIPE Investment”). Each Newco Unit consist of one share of Newco common stock and one-half of a warrant to acquire Newco common stock at an exercise price of $11.50 per share. None of the Sponsor, the Company’s directors or officers, or their respective affiliates will participate in the PIPE Investment. The terms of the units issued to the PIPE Investors are similar to the terms of the terms of the Company’s securities included in the private units issued to the Sponsor and EBC in the units private placement, except that the purchasers of the placement shares are not entitled to the Make-Whole Payments pursuant to the Transferor Agreement described below and the placement warrants and warrants included in the private subunits are exercisable on a cashless basis.

The PIPE Investment is conditioned on the concurrent closing of the Blackstone Merger, execution of an indenture (the “Indenture”) containing the terms of the Convertible Notes, certain minimum cash and liquidity requirements, absence of a material adverse effect on the Company, Newco or Blackstone, the operation of Blackstone’s business in the ordinary course between the execution of the Subscription Agreements until the consummation of the Blackstone Merger, certain minimum business performance metrics having been met and other customary closing conditions. The proceeds from the PIPE Investment will be used to fund a portion of the cash consideration for the Blackstone Merger. The Subscription Agreements provide for certain customary registration rights for the PIPE Investors.

Transferor Agreement

As an inducement to enter into the Subscriptions Agreements, certain Company stockholders, NAI and Dahle (the “Transferors”) have agreed, pursuant to a Transferor Agreement entered into contemporaneously with the execution and delivery of the Blackstone Merger Agreement, to effect a transfer of a certain number of shares of Newco Common Stock to purchasers of Newco Units concurrently with the consummation of the purchase of the Newco Units. The Transferors have agreed that a certain number of shares of Newco common stock will be deposited into an escrow fund that will be transferred to the purchasers of Newco Units in the event that the trading price of Newco common stock (the “Trading Price”) during the measurement period specified in the Subscription Agreements is less than $10.00 (the “Make-Whole Payment”). In the event a Make-Whole Payment is required to be made, the number of shares of Newco common stock to be transferred from the escrow fund shall be determined using a formula set forth in the Subscription Agreement; provided that the amount of shares of Newco common stock in the Make-Whole Payment shall be determined based upon a Trading Price between $5.75 and $10.00 per share, with more shares being transferred from the escrow fund as the Trading Price decreases. If the Trading Price is greater than $10.00 per share, no Make-Whole Payment shall be required and if the Trading Price is lower than $5.75 per share no additional Make-Whole Payment shall be required to account for the difference between $5.75 per share and the actual Trading Price. Any shares of Newco common stock remaining in the escrow fund following the Make-Whole Payment will be returned to the Transferors.

Warrant Agreement

The warrants will be issued pursuant to a warrant agreement to be entered into at the Closing of the Blackstone Merger. Each whole warrant will entitle the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as set forth in the warrant agreement, at any time commencing on the issuance of the warrant until its expiration.

The warrants may be called for redemption by Newco if at any time after their issuance until the expiration of the warrants, if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period and if, and only if, there is a current registration statement in effect with respect to the shares of Newco Common Stock underlying such warrants.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices.

The terms of the warrants to be issued to the PIPE Investors is similar to the placement warrants and the warrants included in the placement subunits issued to the Sponsor and EBC in the units private placement, except that the placement warrants and warrants included in the private subunits are exercisable on a cashless basis.

Convertible Notes Indenture

The Convertible Notes will mature on April 15, 2027, unless earlier repurchased, redeemed or converted in accordance with their terms, and will accrue interest at a rate of 9.875% per annum payable in a combination of cash and “payments-in-kind” (“PIK”). Prior to the second anniversary following the closing date of the Convertible Notes offering, 50% of the interest will be paid in cash with the remaining 50% to be paid in PIK or, at Newco’s option, cash. On and after the second anniversary of the closing date of the Convertible Notes offering, all interest will be paid in cash. However, if any such amount of cash interest is not permitted under the terms of Blackstone’s other credit facilities, the amount of permitted interest shall be paid in cash, and the remaining amount of interest will be paid in PIK. The amount that would otherwise have been paid in cash, but is paid in PIK will be used to repay Blackstone’s other credit facilities.

The Convertible Notes may be converted at any time (in whole or in part) into shares of Newco common stock, at the option of the holder of such Convertible Note, at a price equal to the lesser of (i) $11.50 and (ii) 15% premium to the lowest per share price of any equity issued prior to or substantially simultaneously with the closing of the Blackstone Merger (subject to customary adjustments).

Newco will have the option to redeem all or any portion of the Convertible Notes after April 15, 2025, if certain conditions (including that the Newco Common Stock is trading at or above $18.00 per share for at least 20 out of any 30-day trading period and the redeemed portion does not exceed a specified level of the Newco Common Stock trading volume over a specified period) are met. The Convertible Notes also contain default provisions, including provisions for potential acceleration of the Convertible Notes.

Each holder of a Note will have the right to cause the Newco to repurchase for cash all or a portion of the Notes held by such holder at any time upon the occurrence of a “fundamental change”, a customary definition provided in the Indenture (a “Fundamental Change”), at a price equal to par plus accrued and unpaid interest.

In the event of a conversion in connection with a Fundamental Change, the Conversion Price will be adjusted by a usual and customary Fundamental Change make-whole amount to be agreed in the Indenture.

The Indenture will include restrictive covenants that, among other things, will limit the ability of Newco to incur indebtedness above certain thresholds (subject to certain exceptions to be set forth in the Indenture), create liens, make certain payments or investments, enter into affiliate transactions, sell certain assets of Newco and its subsidiaries, pay dividends, and complete certain mergers or consolidations.

The Indenture also will include customary events of default.

Newco has agreed to file a shelf registration statement registering the resale of the shares of Newco common stock contained in the Newco Units and Make-Whole Payment or issuable upon exercise of the warrants or conversion of the Convertible Notes. In certain circumstances, the subscribers have piggy-back registration rights in the event that Newco engages in an underwritten offering of Newco common stock.

The Blackstone Merger Agreement and Related Agreements are further described in the Form 8-K filed by the Company on December 23, 2021 and the registration statement on Form S-4 (File No. 333- 262758) filed on February 15, 2022 by Blackstone Products, Inc. in connection with the Blackstone Merger (the “Blackstone Registration Statement”), which includes a proxy statement with respect to our special meeting of stockholders (the “Special Meeting”) to approve the Blackstone Merger, among other matters, that constitutes a prospectus of Blackstone Products, Inc. with respect to the securities to be issued in the Blackstone Merger. The foregoing descriptions of each of the Blackstone Meager Agreement and Related Agreements are qualified in their entirety by reference to such agreement filed as an exhibit to this Report.

In the event the Blackstone Merger is not consummated, we will continue to pursue an acquisition opportunity in any business, industry, sector or geographical location with a focus on the branded FMCG industry, including hemp-based branded consumer goods.

Other than as specifically discussed herein, this Report does not assume the closing of the Blackstone Merger.

Recent Developments

On December 15, 2021, the Company formed Newco, a Delaware corporation that is a wholly-owned subsidiary of the Company, and Merger Sub, a Delaware corporation that is a wholly-owned subsidiary of Newco, for the purpose of executing the Merger Agreement. All activities of Newco and Merger Sub through December 31, 2021 related to executing the Merger Agreement.

On December 23, 2021 and March 21, 2022, at the request of our Sponsor, the Company extended the time to consummate a business combination by an aggregate of six months from December 23, 2021 to March 23, 2022 and then further to June 23, 2022 by depositing an aggregate of $2,760,000 into the trust account of the Company for its public stockholders, representing $0.20 per public unit. In connection with such extensions, the Company issued two unsecured promissory notes (collectively, the “Notes”) each in the principal amount of $1,380,000 to the Sponsor and Blackstone, a designee of the Sponsor, respectively. The Notes are non-interest bearing and payable in cash upon the closing of the Company’s initial business combination. All amounts due under the Notes shall be repaid in cash. In the event that a business combination is not consummated within the required timeframe in our amended and restated certificate of incorporation, no payment shall be due hereunder and the principal balance of the Notes shall be forgiven.

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

Our management team is in the process of identifying, contacting, and evaluating potential target businesses in the pursuit of a possible business combination, including the Blackstone Merger. In addition, we are communicating the parameters of our search to our network of relationships and transaction sources to help us identify potential target businesses other than Blackstone. We are leveraging our team’s collective experience in the branded FMCG and hemp industries and capital markets to successfully complete a business combination, and then continue to support our target business with our industry relationships, insights and regulatory knowledge, financial expertise and capital resources.

Competitive Strengths

We believe that our management team is well positioned to identify attractive target businesses within the branded FMCG industry and to facilitate a successful business combination for the following reasons:

Track Record and Transaction Flow within the Branded FMCG Industry.

Our management team has a track record of successfully identifying and acquiring brands, products and companies within the branded FMCG industry. Shannon Soqui, our Vice Chairman, and Jason Roth, our Chief Executive Officer, are the current Chief Executive Officer and Chief Strategy Officer, respectively, of Next Frontier Brands. Next Frontier Brands is an international provider of fast-moving consumer goods, including alcoholic and non-alcoholic beverages and wellness products. Next Frontier Brand’s strategy is to acquire brands in both mature and emerging product categories within the beverage and wellness segments of the branded FMCG industry. Our strategy is to identify targets operating in markets similar to those in which Next Frontier Brands participates.

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

Significant Prior SPAC Experience.

Our management team possesses a strong understanding of the SPAC structure and market. Our Chief Operating Officer and President, Stephen Cannon, has served as a member of management for seven SPACs that have completed initial public offerings, four of which have consummated initial business combinations. Most recently, Global SPAC Partners Co., which completed its initial public offering in April 2021, Archimedes Tech SPAC Partners Co., which completed its initial public offering in March 2021, Global SPAC Partners Co., and Twelve Seas Investment Company, which completed its initial public offering in June 2018 and its business combination in December 2019. Our Chief Financial Officer, Long Long, has more than a decade of corporate finance experience and has served as the Chief Financial Officer of Global SPAC Partners Co. as well as Archimedes Tech SPAC Partners Co. Mr. Long also oversaw the financial filings, daily operations and due diligence of business combination targets for Twelve Seas Investment Company.

Less Regulatory Risk due to our Industry Segment Focus.

While we may pursue a business combination target in any industry or geographical location, we intend to focus our search for businesses in the branded FMCG industry, including businesses that are focused on alcoholic and non-alcoholic beverages and wellness products, in the event that the Blackstone Merger is not consummated. We will target businesses that are compliant with applicable laws and regulations within the jurisdictions in which they are located or operate. We will not invest in, nor consummate a business combination with, a target business that we determine has been operating, or whose business plan is to operate, in violation of the U.S. Controlled Substances Act. Consequently, we believe that this strategy will reduce the legal and regulatory risks faced by our target businesses and public stockholders after the business combination.

Benefits as a Public Company.

We believe that our structure makes us an attractive business combination partner to a range of target businesses. A merger with us will offer a target business an alternative process to a public listing rather than the traditional initial public offering process. We believe that target businesses may favor this alternative given the challenges of a traditional initial public offering and our ability to offer greater certainty of execution. Once a proposed business combination, such as the Blackstone Merger, is approved by our stockholders and the transaction is consummated, the target business will have effectively become public. A traditional initial public offering is always subject to the underwriters’ ability to complete the offering, due to general market conditions, lack of investor interest or otherwise. Once public, we believe that the target business will have greater access to capital and a public currency to use for potential acquisitions. In addition, having a public currency provides the target business with an additional means of creating management incentives that may be better aligned with stockholders’ interests than it would have as a private company. Being public can also augment a company’s profile among potential new customers and vendors and aid in attracting talented management.

While we believe that our status as a public company makes us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek stockholder approval of a business combination, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

Strong Financial Position with Transaction Flexibility.

With approximately $140,822,578 held in trust and a public market for our securities as of December 31, 2021, we can offer a target business, such as Blackstone, a variety of financial options to facilitate a business combination and capital to fund the future growth of its business and strengthen its balance sheet. Because we can consummate a business combination using cash, debt, our share capital or a combination of the foregoing, we have the flexibility to tailor the form of the consideration to be paid to the target business to address the needs of the parties.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our IPO and the private placement, our capital stock, debt or a combination of these in effecting a business combination, such as the Blackstone Merger. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We expect that our principal means of identifying potential target businesses, such as Blackstone, will be through the extensive contacts and relationships of our Sponsor, initial stockholders, officers and directors and their affiliates, including Ackrell Capital. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our Sponsor’s contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates, such as Blackstone, will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting. Additionally, Ackrell Capital may be engaged by a target company for M&A services and make an introduction to us, as is the case with Blackstone.

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

Selection of Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business, such as Blackstone. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management has considered and may continue to consider a variety of factors, including one or more of the following:

●	Clear and Sustainable Competitive Advantages;

●	High Growth Potential and Cash Flow;

●	Experienced Management Teams;

●	Attractive Valuations;

●	Compliant with Laws;

●	Will Benefit from Being a Public Company;

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination, such as the Blackstone Merger, is based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, such as the Blackstone Merger, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

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

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding the taxes payable on the interest earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, such as the Blackstone Merger. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of Blackstone was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. Additionally, pursuant to Nasdaq rules, any initial business combination, such as the Blackstone Merger, must be approved by a majority of our independent directors.

We are not required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

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

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, such as the Blackstone Merger, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following the Blackstone Merger or any other business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, such as the Blackstone Merger, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their subunits, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their subunits to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its subunits rather than some pro rata portion of his, her or its subunits. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their subunits to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we decide to allow our stockholders to sell their subunits to us in a tender offer, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets either immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until June 23, 2022 in order to be able to receive a pro rata share of the trust account.

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

See “The Blackstone Merger” above for more information regarding the requisite approvals needed for and purchases related to the Blackstone Merger.

Conversion Rights

At any meeting called to approve an initial business combination, like the Blackstone Merger, public stockholders may seek to convert their subunits, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their subunits to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our Sponsor, initial stockholders and our officers and directors do not have conversion rights with respect to any founder shares or subunits owned by them, directly or indirectly, whether acquired prior to our IPO or purchased by them in the aftermarket. Additionally, the holders of the representative shares do not have conversion rights with respect to the representative shares.

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

Any request to convert such subunits once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public subunit delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

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

Ability to Extend Time to Complete Business Combination

We have extended the period of time to consummate a business combination until June 23, 2022. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered between us and Continental Stock Transfer & Trust Company on December 23, 2020, in order for the time available for us to consummate our initial business combination to be extended, our Sponsor or its affiliates or designees must deposit into the trust account $1,380,000 ($0.10 per public subunit), on or prior to the date of the applicable deadline, for each of the available three month extensions providing a total possible business combination period of 18 months, for a total payment of $2,760,000 ($0.20 per public subunit). Any such payments would be made in the form of non-interest bearing loans. On December 23, 2021 and March 21, 2022, at the request of our Sponsor, the Company extended the time to consummate a business combination by an aggregate of six months from December 23, 2021 to March 23, 2022 and then further to June 23, 2022 by depositing an aggregate of $2,760,000 into the trust account of the Company for its public stockholders, representing $0.20 per public unit. In connection with such extensions, the Company issued two unsecured promissory notes (collectively, the “Notes”) each in the principal amount of $1,380,000 to the Sponsor and Blackstone, a designee of the Sponsor, respectively. The Notes are non-interest bearing and payable in cash upon the closing of the Company’s initial business combination. All amounts due under the Notes shall be repaid in cash. In the event that a business combination is not consummated within the required timeframe in our amended and restated certificate of incorporation, no payment shall be due hereunder and the principal balance of the Notes shall be forgiven. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our Sponsor has agreed to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the trust account in the event that we do not complete a business combination. Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we have only 12 months from the closing of our IPO (or up to 18 months from the closing of our IPO if we extend the period of time to consummate a business combination) to complete an initial business combination. We have extended the period of time to consummate a business combination until June 23, 2022. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up and (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public subunits, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public subunits, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law. Public stockholders will also forfeit the one-half of a warrant included in the subunits being redeemed. As promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, we will dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

We will notify the trustee of the trust account to begin liquidating such assets promptly after June 23, 2022. It will take no more than 10 business days to effectuate such distribution. The holders of the founder shares and private subunits have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares and subunits. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our Sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has contractually agreed not to seek repayment for such expenses.

If we are unable to complete an initial business combination, including the Blackstone Merger, and expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-subunit redemption price would be $10.10. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after June 23, 2022, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, such as Blackstone, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there may be numerous potential target businesses, such as Blackstone, that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

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

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination, such as the Blackstone Merger. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, such as the Blackstone Merger, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

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

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, since a suitable target business to acquire has been located, management has spent more time investigating Blackstone’s business and negotiating and processing the business combination (and consequently have spent more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	our Sponsor, officers, directors and EBC may have a conflict of interest in connection with our initial business combination;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least June 23, 2022 by which a business combination must occur, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected.

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;
●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;
●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;
●

since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public subunits they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;
●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;
●

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●

we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●

our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern” given that the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient for the Company to operate for the next twelve months. Furthermore, if the Company is unable to complete an initial business combination by June 23, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company intends to complete an initial business combination before the mandatory liquidation date.

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

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

Holders

As of March 30, 2022, there were three holders of record of our units, one holder of record of our subunits, one holder of record of our warrants, and 22 holders of record of our common stock.

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

Transaction costs amounted to $4,085,051, consisting of $2,760,000 of underwriting fees and $1,325,051 of other offering costs. In addition, $89,792 of cash was held outside of the trust account as of December 31, 2021 and available for working capital purposes.

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

All activity through December 31, 2021 relates to our formation, initial public offering, and search for a target for our initial business combination, including Blackstone.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Recent Developments

On December 22, 2021, the Company entered into the Blackstone Merger Agreement with Blackstone, among others, pursuant to which the two companies agreed to consummate a business combination. The aggregate consideration to be paid in the transactions is based on a pre-money Blackstone equity valuation of approximately $721 million and will be made up of cash consideration and stock consideration as described in this Report. In connection with the Blackstone Merger, the Company and Newco entered into Subscription Agreements with the PIPE Investors, pursuant to which Newco agreed to issue and sell to the PIPE Investors 3,100,000 units for a purchase price of $10.00 per unit, for an aggregate of approximately $31,000,000, with each unit consisting of one share of Newco common stock and one-half of a warrant to acquire Newco common stock at an exercise price of $11.50 per share and Newco agreed to issue and sell approximately $111,000,000 principal amount of Newco convertible notes immediately prior to closing of the Blackstone Merger. For more information on the Blackstone Merger, the Blackstone Merger Agreement and Related Agreements as well as the PIPE Investment, see “Item 1. Business”.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below, and searching for a prospective initial business combination, including the Blackstone Merger. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering and will recognize changes in the fair value of warrant liability as other income (expense) (See Note 11). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for targets for our initial business combination.

For the year ended December 31, 2021, we had a net loss of $1,198,210 which consisted of loss from operations of $1,553,631, interest income of $59,331 on marketable securities held in the trust account, and other income of $296,090 resulting from a decrease in fair value of our warrant liabilities.

For the year ended December 31, 2020, we had a net loss of $121,728 which consisted of loss from operations of $118,791, interest income of $3,247 on marketable securities held in the trust account, and other loss of $6,184 resulting from an increase in fair value of our warrant liabilities.

Liquidity and Capital Resources

On December 23, 2020, we consummated the initial public offering of 13,800,000 units, which included the full exercise of the underwriter’s option to purchase up to an additional 1,800,000 units at the initial public offering price to cover over-allotments, at a price of $10.00 per unit, generating gross proceeds of $138,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 539,000 placement units at a price of $10.00 per placement unit in a private placement to the Sponsor and EBC, generating gross proceeds of $5,390,000.

Following the initial public offering and the private placement, a total of $139,380,000 was placed in the trust account. We incurred $4,085,051 in transaction costs, including $2,760,000 of underwriting fees and $1,325,051 of other offering costs.

As of December 31, 2021, we had marketable securities held in the trust account of $140,822,578 consisting of both cash and U.S. treasury bills with a maturity of 185 days or less.

We had $86,792 of cash held outside of the trust account as of December 31, 2021 and $677,130 as of December 31, 2020. We did not have any cash equivalents as of December 31, 2021 and 2020.

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

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, such as Blackstone, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We anticipate that the $86,792 outside of the trust account as of December 31, 2021 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. On December 23, 2021, we deposited $1,380,000 into the trust account, representing $0.10 per unit, and extended the period of time to consummate our initial business combination by three months from December 23, 2021 to March 23, 2022. On March 21, 2022, we deposited an additional $1,380,000 into the trust account, representing $0.10 per public unit, and further extended the period of time we have to consummate its initial business combination by an additional three months from March 23, 2022 to June 23, 2022. The aggregate of $2,760,000 from the above mentioned two extensions was funded by proceeds from the two promissory notes issued to the Sponsor and Blackstone. We may need to obtain additional financing to consummate our initial business combination but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if we are not able to consummate a business combination by June 23, 2022, it will trigger our automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share (underlying the public subunit) and income (loss) per non-redeemable founder share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and founder non-redeemable shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders.    Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 76% and 9% for the public shares (underlying the public subunits) and 24% and 91% for the non-redeemable founder shares for the year ended December 31, 2021 and 2020, respectively, reflective of the respective participation rights.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

We have engaged EBC as an advisor in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We will pay EBC a cash fee of $4,830,000 for such services upon the consummation of our initial business combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at our sole discretion to other FINRA members that assist us in identifying or consummating an initial business combination.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, during the period covered by this Report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended December 31, 2021, we have improved our internal controls over financial reporting relating to classification of warrants, classification of redeemable equity instruments, and fair value of representative shares through enhanced education of our accountants and retention of third-party valuation professionals to conduct periodic fair value assessments of our complex financial instruments. We believe our efforts are effective in identifying and appropriately applying applicable accounting requirements but we believe we will need additional time to monitor and assess our efforts to evaluate their ultimate effectiveness. There have been no changes in our internal controls over financial reporting, except as previously noted, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Michael K. Ackrell	55	Chairman of the Board
Shannon Soqui	54	Non-Executive Vice Chairman of the Board
Jason M. Roth	47	Chief Executive Officer
Stephen N. Cannon	54	Chief Operating Officer and President
Long Long	37	Chief Financial Officer
William A. Lamkin	62	Director
Daniel L. Sheehan	67	Director

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

Shannon Soqui has been our Non-Executive Vice Chairman since December 2020. Since June 2021, Mr. Soqui has served as the Executive Chairman of Next Frontier Holdings, Inc., doing business as Next Frontier Brands, and previously was its Chief Executive Officer and Chairman of the board of directors since April 2020. Next Frontier Brands is a holding company with a beverage business unit and a pharmaceutical business unit From 2018 to 2020, Mr. Soqui was the Chief Executive Officer of CMLM Holdings, Inc., prior to its acquisition by Next Frontier Brands. From 2017 to 2018, Mr. Soqui was the head of U.S. cannabis investment banking at Canaccord Genuity, a leading global cannabis investment bank. From 2015 to 2017, Mr. Soqui was the Head of Cannabis Investment Banking at Ackrell Capital. Prior to Ackrell Capital, Mr. Soqui spent more than fifteen years in investment banking with: Clark Dodge & Co (2013 to 2014); Advanced Equities, Inc. (2010 to 2012); Pacific Crest Securities (November 2003 to April 2010); UBS Warburg (2001 to 2002); and Donaldson, Lufkin & Jenrette and Credit Suisse (1997 to 2000). Prior to his career in investment banking, Mr. Soqui was a securities lawyer with Brobeck, Phleger & Harrison and Gunderson Dettmer, and was a Certified Public Accountant with KPMG. Mr. Soqui received his Bachelor of Arts in Economics with an emphasis in Accounting from the University of California, Santa Barbara, and a J.D. (magna cum laude) from the Santa Clara University School of Law. We believe that Mr. Soqui is well-qualified to serve as a director of the company given his considerable experience with FMCG and hemp-related companies, financial and capital markets, internal controls, corporate accounting and governance, mergers and acquisitions, corporate operations, and numerous years of experience in advising publicly traded companies and their management teams and boards of directors.

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

Stephen N. Cannon has been our Chief Operating Officer since December 2020, our President since August 2019, our Chief Executive Officer from August 2019 until December 2020 and our Director from August 2019 to September 2020. Since September 2020, Mr. Cannon has been the Chief Executive Officer and President of Archimedes Tech SPAC Partners Co., a blank check company with $133 million held in trust that completed its IPO in March 2021 and which, on November 16, 2021, announced that it had entered into a business combination agreement with SoundHound Inc., a company that focuses on voice AI technology. Since August 2020, Mr. Cannon has been the Chief Operating Officer and President of Global SPAC Partners Co, a proposed blank check company which filed a registration statement with the SEC on October 13, 2020 for a $200 million IPO and which, on December 22, 2021, announced that it had entered into a business combination agreement with Gorilla Technology Group Inc., a company that focuses on Edge analytics AI solutions. Since 2014, Mr. Cannon has been President of Everest Partners Limited, a privately-owned investment firm focused on Asian private investments. From 2017 until 2019, Mr. Cannon was the Chief Financial Officer of Twelve Seas Investment Company, a blank check company with $207 million held in trust that consummated its initial business combination with BPGIC Ltd, a petroleum and gas company located in the United Arab Emirates, in December, 2019. From 2017 until 2019, Mr. Cannon was the President, Chief Financial Officer and a director of CM Seven Star, a Nasdaq-listed SPAC, sponsored by a leading Chinese private investment firm, which consummated its business combination with Kaixin Auto Holdings in April 2019. From 2014 until 2016, Mr. Cannon was Chief Executive Officer and a director of DT Asia Acquisition Corp, a Nasdaq-listed SPAC, which consummated its business combination with China Direct Lending Corp. in July 2016. From 2010 until 2014, Mr. Cannon was a Partner and Head of China for RedBridge Group Ltd., a boutique merchant banking firm focused on Chinese and Arabian Gulf cross-border investments. From 2009 until 2014, Mr. Cannon was a registered representative of, and senior advisor to, Ackrell Capital. From 2007 until 2010, Mr. Cannon served in various capacities with Hambrecht Asia Acquisition Corp., a Nasdaq-listed SPAC, as a co-founder, initial Chief Financial Officer and a director, and then Vice President of Acquisitions. Hambrecht Asia Acquisition Corp. merged with SGOCO Ltd, a Chinese company, in April 2010. From 2005 until 2008, Mr. Cannon served as a Managing Director of Asian investment banking for WR Hambrecht+Co. Prior to WR Hambrecht + Co., Mr. Cannon worked at ABN AMRO, Donaldson, Lufkin& Jenrette, Smith Barney Shearson and Salomon Brothers. Mr. Cannon currently serves on the board of the Cambodian Hotel Association. Mr. Cannon graduated from the University of Notre Dame with a Bachelor of Arts degree in Economics and a Bachelor of Science degree, majoring in Mechanical Engineering.

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

William A. Lamkin has served as a member of our Board of Directors since December 2020. From 2004 to 2019, Mr. Lamkin was a Managing Director and registered representative of Ackrell Capital. Prior to that, Mr. Lamkin served in various capacities as a technology investment banker with ABN AMRO; Donaldson, Lufkin& Jenrette; KidderPeabody; and PaineWebber. Prior to his investment banking career, Mr. Lamkin practiced law with the firm of Broad, Schulz, Larson and Wineberg. Mr. Lamkin currently serves as an independent Trustee and Chair of the Audit Committee for two real estate investment trusts, Office Properties Income Trust (since 2019) and Service Properties Trust (since 2007). He also currently serves as an independent Trustee for Seven Hills Realty Trust (since September 2021), a commercial real estate finance company. He previously served as an independent trustee for Tremont Mortgage Trust (2020 to 2021) and as an independent Trustee and Chair of the Audit Committee for Select Income REIT (2012 to 2019) and Commonwealth REIT (now Equity Commonwealth; 2006 to 2014). Mr. Lamkin has also served as an independent Director and Chair of the Audit Committee of a private insurance company, Affiliates Insurance Company. Mr. Lamkin holds a Bachelor of Arts from Westmont College where he majored in both business administration and psychology, a Master of Business Administration from the University of California, Berkeley Haas School of Business and a Juris Doctor from the University of California, Hastings College of the Law. We believe that Mr. Lamkin is well-qualified to serve as a director of the company given his investment banking and legal background and extensive experience serving on publicly-listed and private company boards.

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

During the fiscal year ended December 31, 2021, our audit committee held four meetings, which include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent. Each of the audit committee members attended all of the meetings of the audit committee in fiscal year 2021.

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

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Messrs. Soqui, Lamkin and Sheehan. Messrs. Soqui, Lamkin and Sheehan are each an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

During the fiscal year ended December 31, 2021, the nominating committee did not hold any meetings.

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

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Messrs. Soqui and Lamkin, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

During the fiscal year ended December 31, 2021, the compensation committee did not hold any meetings.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. Our code of ethics was publicly filed as an exhibit to our Registration Statement and can be found on the SEC EDGAR website. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Until we consummate the acquisition of a target business, such as Blackstone, we will pay ACVT I, LLC, an affiliate of our Chairman, an aggregate fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our Chairman compensation in lieu of a salary.

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

After our initial business combination, such as Blackstone Merger, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 30, 2022, by:

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares of Common Stock
Michael K. Ackrell(2)	—	—
Shannon Soqui(2)	—	—
Jason M. Roth(2)	—	—
Stephen N. Cannon(3)	3,870,000	21.3%
Long Long(2)	—	—
William A. Lamkin	25,000	*
Daniel L. Sheehan(2)	25,000	*
All directors and executive officers as a group (seven individuals)	3,920,000 (3)	21.6%
5% and Greater Beneficial Owners
Ackrell SPAC Sponsors I LLC(3)	3,870,000	21.3%
Mizuho Financial Group, Inc. (4)	1,150,000	6.33%
Basso SPAC Fund LLC(5)	994,246	5.47%
Feis Equities LLC(6)	1,183,825	6.52%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 2093 Philadelphia Pike #1968, Claymont, DE 19703.

(2)	Does not include any securities held by Ackrell SPAC Sponsors I LLC, of which each person is a direct or indirect member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

(3)	Represents securities held by Ackrell SPAC Sponsors I LLC, our Sponsor, of which Stephen N. Cannon is sole managing member. Mr. Cannon disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

(4)	According to a Schedule 13G filed with the SEC on February 14, 2022, the listed securities are owned by Mizuho Financial Group, Inc., a Japanese corporation, with three subsidiaries, Mizuho Bank, Ltd, Mizuho Americas LLC, and Mizuho Securities USA LLC. Shigeru Umekawa is the managing director. The business address of each such person is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(5)	According to a Schedule 13G/A filed with the SEC on February 11, 2022, the listed securities are owned by one or more private funds, including Basso SPAC Fund LLC (“Basso SPAC”), managed by Basso Management, LLC (“Basso Management”). Basso Capital Management, L.P. (“BCM”) serves as the investment manager of Basso SPAC. Basso GP, LLC (“Basso GP”) is the general partner of BCM. Mr. Howard I. Fischer is the principal portfolio manager for Basso SPAC, the chief executive officer and a founding managing partner of BCM, and a member of each of Basso Management and Basso GP. The business address of each such person is 1266 East Main Street, Fourth Floor, Stamford, Connecticut 06902.
(6)

According to a Schedule 13G filed with the SEC on March 2, 2022, the listed securities are owned by Feis Equities LLC, a limited liability company organized in the State of Illinois, USA. Lawrence M. Feis is the managing member. The business address of each such person is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

All of the issued and outstanding founder shares are placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until six months after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

On December 23, 2021, the Company issued an unsecured promissory note in the principal amount of $1,380,000 to the Sponsor. The promissory note is non-interest bearing and payable in cash upon the closing of the Company’s initial business combination. In the event the Company fails to complete an initial business combination prior to the deadline set forth in its governing document, no payment will be due under the promissory note and the principal balance of this promissory note will be forgiven.

On December 22, 2021, the Company entered into the Blackstone Merger Agreement. Michael Ackrell, the Company’s Chairman, is the founder and managing member of Ackrell Capital, which serves as a financial advisor to Blackstone and will receive a fee in the amount of approximately $24.6 million of which 50% may be paid in the form of shares of NewCo common stock upon the Closing.

Commencing on the effective date of the Registration Statements, the Company has agreed to pay an affiliate of the Company’s Chairman an aggregate fee of $10,000 per month for providing the Company with office space and certain office and secretarial services. This arrangement will terminate upon completion of the Company’s Initial Business Combination or the distribution of the Trust Account to the Company’s public stockholders. As of December 31, 2021, the Company has accrued $123,548 of administrative fees as a due to related party.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of December 31, 2021 and 2020, no Working Capital Loans were outstanding.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY LLP in connection with regulatory filings. The aggregate fees due to UHY LLP for professional services rendered in connection with our IPO, our annual audit and our quarterly reviews was $108,657 and $80,645 for the fiscal years ended December 31, 2021 and December 31, 2020, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay UHY LLP for consultations concerning financial accounting and reporting standards for the fiscal years ended December 31, 2021 and 2020.

Tax Fees. We paid UHY LLP $6,150 for tax planning and tax advice for the fiscal year ended December 31, 2021. We did not pay UHY LLP for tax-related services for the fiscal year ended December 31, 2020.

All Other Fees. We did not pay UHY LLP for other services for the fiscal years ended December 31, 2021 and 2020.

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
2.1+

Business Combination Agreement dated as of December 22, 2021 by and among Ackrell SPAC Partners I Co., Blackstone Products, Inc., Ackrell Merger Sub, Inc., North Atlantic Imports, LLC, Roger Dahle, and North Atlantic Imports, Inc. (6)

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation.(2)
3.3	Bylaws.(3)
4.1	Specimen Unit Certificate.(4)
4.2	Specimen Common Stock Certificate.(4)
4.3	Specimen Warrant Certificate.(4)
4.4	Specimen Subunit Certificate.(4)
4.5	Warrant Agreement, dated December 21, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant.(1)
4.6	Description of Registered Securities.(5)
10.1	Letter Agreement, dated December 21, 2020, by and among the Registrant , the initial stockholders, officers and directors.(1)
10.2	Investment Management Trust Agreement, dated December 21, 2020, by and between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.3	Registration Rights Agreement, dated December 21, 2020, by and between the Company, the Sponsor and EBC.(1)
10.4	Stock Escrow Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.5.1	Private Placement Unit Purchase Agreement, dated December 21, 2020, by and between the Company and the Sponsor.(1)
10.5.2	Private Placement Unit Purchase Agreement, dated December 21, 2020, by and between the Company and EBC.(1)
10.6	Administrative Support Agreement, dated December 21, 2020, by and between the Company and ACVT I, LLC.(1)
10.7	Business Combination Marketing Agreement, dated December 21, 2020, by and between the Company and EBC.(1)

10.8	Promissory Note, dated December 23, 2021, issued by Ackrell SPAC Partners I Co. to Ackrell SPAC Sponsors I LLC. (7)
10.9	Form of Amended and Restated Registration Rights Agreement. (6)
10.10	Form of Lock-Up Agreement. (6)
10.11	Form of Stockholder Ackrell Support Agreement. (6)
10.12	Form of Subscription Agreement. (6)
10.13	Form of Transferor Agreement. (6)
10.14	Promissory Note, dated March 16, 2022, issued by Ackrell SPAC Partners I Co. to North Atlantic Imports, LLC. (8)
14	Code of Ethics.(4)
21	Subsidiaries of the Company*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.
+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
(1)	Incorporated herein by reference to relevant exhibits the Registrant’s Current Report on Form 8-K filed December 28, 2020.
(2)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 30, 2020.
(3)	Incorporated herein by reference to relevant exhibits to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-251060) filed December 1, 2020.
(4)	Incorporated herein by reference to relevant exhibits to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-251060) filed December 10, 2020.
(5)	Incorporated herein by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed March 31, 2021.
(6)	Incorporated herein by reference to relevant exhibits to the Registrant’s Current Report on Form 8-K filed December 23, 2021
(7)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 28, 2021
(8)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 21, 2022

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	ACKRELL SPAC PARTNERS I CO.

	By:	/s/ Jason Roth
	Name:	Jason Roth
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason Roth	Chief Executive Officer	March 31, 2022
Jason Roth	(Principal Executive Officer)

/s/ Long Long	Chief Financial Officer	March 31, 2022
Long Long	(Principal Financial and Accounting Officer)

/s/ Michael K. Ackrell	Chairman	March 31, 2022
Michael K. Ackrell

/s/ Shannon Soqui	Vice Chairman	March 31, 2022
Shannon Soqui

/s/ Daniel L. Sheehan	Director	March 31, 2022
Daniel L. Sheehan

/s/ William A. Lamkin	Director	March 31, 2022
William A. Lamkin

ACKRELL SPAC PARTNERS I CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ackrell SPAC Partners I Co.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ackrell SPAC Partners I Co. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021 and 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, as of December 31, 2021, the Company had $86,792 outside of the trust account and if the Company is not able to consummate an initial business combination by June 23, 2022, it will trigger the Company’s automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a proposed business combination as discussed in Note 1. There is no assurance that the Company’s plans to consummate a business combination will be successful on or before June 23, 2022. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Material Misstatement in Previously Issued Financial Statements

As discussed in Note 2, the Company identified the errors of the misclassification of its redeemable Common Stock, the misclassification of stock warrants liability, and the valuation of the share-based payment issued to its underwriter (the Representative Shares). The Company corrected the identified errors in its previously issued financial statements as identified in Note 2.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 31, 2022

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

BALANCE SHEETS

	December 31,
	2021	2020
		As Restated
Assets
Cash	$86,792	$677,130
Prepaid assets	72,172	226,723
Total Current Assets	158,964	903,853

Cash and securities held in Trust Account	140,822,578	139,383,247
Total assets	$140,981,542	$140,287,100

Liabilities and Stockholders’ (Deficit) Equity
Accounts payable and accrued expense	$793,237	$292,965
State franchise tax accrual	195,695	7,225
Due to related parties	123,548	3,548
Promissory note – related party	1,380,000	-
Total current liabilities	2,492,480	303,738
Warrant liabilities	284,770	580,860
Total liabilities	2,777,250	884,598

Commitments
Common stock subject to possible redemption, 13,800,000 shares (at redemption value of approximately $10.20 and $10.10 per share) at December 31, 2021 and 2020, respectively	140,822,578	139,383,247

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,369,000 shares (excluding 13,800,000 shares subject to possible redemption) issued and outstanding at December 31, 2021 and 2020, respectively	437	437
Additional paid-in capital	-	144,300
Accumulated deficit	(2,618,723)	(125,482)
Total stockholders’ (deficit) equity	(2,618,286)	19,255

Total Liabilities and Stockholders’ (Deficit) Equity	$140,981,542	$140,287,100

The accompanying notes are an integral part of these financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020
		As Restated
Formation and operating costs	$1,553,631	$118,791
Loss from operations	(1,553,631)	(118,791)

Other income (loss)
Interest income	59,331	3,247
Change in fair value of warrant liabilities	296,090	(6,184)
Total other income (loss)	355,421	(2,937)

Net loss	$(1,198,210)	$(121,728)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	13,800,000	339,344
Basic and diluted net (loss) income per share attributable to common stock subject to redemption	$(0.04)	$52.43
Basic and diluted weighted average shares outstanding, common stock	4,369,000	3,429,593

Basic and diluted net loss per share attributable to common stockholders	$(0.15)	$(5.22)

The accompanying notes are an integral part of these financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock (1)		Additional Paid-in	Share Subscription	Accumulated Earnings	Total Stockholders’ Equity
	Shares	Par Value	Capital	Receivable	(Deficit)	(Deficit)

Balance as of December 31, 2019	3,937,500	$394	$4,874	$-	$(3,755)	$1,513

Issuance of representative shares on November 25, 2020	150,000	15	792,428	-	-	792,443

Return of Insider Shares in connection with the downsized offering on November 25, 2020	(862,500)	(86)	86	-	-	-

Effectuation of a 1.2-for-1 stock dividend in connection with the upsized offering on December 21, 2020	645,000	64	(64)	-	-	-

Return of representative shares on December 21, 2020	(40,000)	(4)	4	-	-	-

Sale of 13,800,000 Units on December 23, 2020 through public offering	13,800,000	1,380	137,998,620	-	-	138,000,000

Sale of 539,000 Private Placement Units on December 23, 2020	539,000	54	5,389,946	-	-	5,390,000

Underwriters’ discount	-	-	(2,760,000)	-	-	(2,760,000)

Initial Value of private warrants	-	-	(574,676)	-	-	(574,676)

Reclassification of offering costs related to public shares	-	-	3,655,046	-	-	3,655,046

Other offering expenses	-	-	(1,325,051)	-	-	(1,325,051)

Net loss	-	-	-	-	(121,727)	(121,727)

Maximum number of redeemable shares	(13,800,000)	(1,380)	(123,471,861)	-	-	(123,473,241)

Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against additional paid in capital	-	-	(19,561,805)	-	-	(19,561,805)

Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against additional paid in capital (interest earned on trust account)	-	-	(3,247)	-	-	(3,247)

Balance as of December 31, 2020	4,369,000	$437	$144,300	$-	$(125,482)	$19,255

Net loss	-	-	-	-	(1,198,210)	(1,198,210)

Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against additional paid in capital	-	-	(84,969)	-	(1,295,031)	(1,380,000)

Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against additional paid in capital (interest earned on trust account)	-	-	(59,331)	-	-	(59,331)

Balance as of December 31, 2021	4,369,000	$437	$-	$-	$(2,618,723)	$(2,618,286)

(1)	This number excludes 13,800,000 and 0 common stock subject to possible redemption at December 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of these financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:		As Restated
Net loss	$(1,198,210)	$(121,727)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Interest earned on investment held in Trust Account	(59,331)	(3,247)
Change in fair value of warrants	(296,090)	6,184
Changes in current assets and current liabilities:
Deferred offering costs	-	207,325
Prepaid assets	154,551	(226,723)
Accounts payable and accrued expense	500,272	223,905
State franchise tax accrual	188,470	7,225
Due to related parties	120,000	3,548
Net cash provided by/(used in) operating activities	(590,338)	96,490

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,380,000)	(139,380,000)
Net cash used in investing activities	(1,380,000)	(139,380,000)

Cash Flows from Financing Activities:
Proceeds from issuance of 150,000 representative shares	-	15
Proceeds from initial public offering, net of underwriters’ discount	-	135,240,000
Proceeds from private placement	-	5,390,000
Proceeds from Sponsor loan	1,380,000	150,000
Repayment of Sponsor loan	-	(300,000)
Payments of offering costs	-	(532,623)
Net cash provided by financing activities	1,380,000	139,947,392

Net Increase in Cash	(590,338)	663,882
Cash - Beginning	677,130	13,248
Cash - Ending	$89,792	$677,130

Supplemental Disclosure of Non-cash Financing Activities:
Sponsor shares surrendered as part of downsizing	$-	$(86)
1 for 1.2 stock dividend as part of upsizing	$-	$64
Shares surrendered by Underwriter for no consideration	$-	$(4)
Initial value of warrant liabilities	$-	$574,676
Initial value of common stock subject to possible redemption	$-	$123,473,241
Reclassification of offering costs related to public shares	$-	$(3,655,046)
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against additional paid-in-capital (“APIC”)	$1,380,000	$19,561,805
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC (interest earned on trust account)	$59,331	$3,247

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

The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Ackrell SPAC Sponsors I LLC, a Delaware limited liability company.

As of December 31, 2021, the Company had not yet commenced any revenue-generating operations. All activity through December 31, 2021 relates to the Company’s formation, the Initial Public Offering (as defined below), the search for a prospective Initial Business Combination, and efforts toward consummating the Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense) (See Note 11).

On December 15, 2021, the Company formed Blackstone Products, Inc. (“Newco”), a Delaware corporation that is a wholly-owned subsidiary of the Company, and Ackrell Merger Sub Inc. (“Merger Sub”), a Delaware corporation that is a wholly-owned subsidiary of Newco, for the purpose of executing the Merger Agreement (as defined below). All activities of Newco and Merger Sub through December 31, 2021 related to executing the Merger Agreement.

On December 22, 2021, the Company, Newco and Merger Sub entered into a business combination agreement (the “Merger Agreement”) with North Atlantic Imports, LLC, an innovative griddle company d/b/a Blackstone Products (“Blackstone”), pursuant to which the two companies agreed to consummate a Business Combination where the combined company will own 100% of Blackstone post Business Combination. The aggregate consideration to be paid in the transactions is based on a pre-money Blackstone equity valuation of approximately $721 million. In connection with the Business Combination, the Company and Newco entered into subscription agreements with certain investors (the “PIPE Investors”), pursuant to which Newco agreed to issue and sell to the PIPE Investors approximately 3,100,000 units (the “Newco Units”) for a purchase price of $10.00 per unit, for an aggregate of approximately $31,000,000 and approximately $111,000,000 principal amount of Newco convertible notes immediately prior to the closing of the Business Combination. Each Newco Unit consists of one share of Newco common stock and one-half of a warrant to acquire Newco common stock at an exercise price of $11.50 per share.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 539,000 units (the “Private Units”) at a price of $10.00 per unit in a private placement to Ackrell SPAC Sponsors I LLC (the “Sponsor”), the Company’s sponsor, and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $5,390,000, which is described in Note 4. Each Private Unit consists of (i) one subunit (the “Private Subunit”), which consists of one share of common stock (the “Private Share”) and one-half of one redeemable warrant, and (ii) one-half of one redeemable warrant (collectively, the redeemable warrants included in the Private Units and Private Subunits, the “Private Warrants”). Each whole Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share.

Trust Account

Following the closing of the IPO on December 23, 2020, an amount of $139,380,000 ($10.10 per Unit) from the net proceeds of the sale of the Public and Private Units in the IPO and private placement was placed in a trust account (“Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (a) the completion of the Company’s Initial Business Combination, (b) the redemption of any Public Subunits properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, or (c) the redemption of the Company’s Public Subunits if the Company is unable to complete the Initial Business Combination within the Combination Period (as defined below). On December 23, 2021, the Company deposited $1,380,000 into the Trust Account and extended the period of time to consummate the Initial Business Combination by three months from December 23, 2021 to March 23, 2022. On March 21, 2022, the Company deposited an additional $1,380,000 into the Trust Account and further extended the period of time to consummate the Initial Business Combination by an additional three months from March 23, 2022 to June 23, 2022 (the “Extended Combination Period”). The aggregate of $2,760,000 from the above mentioned two extensions was funded by proceeds from the promissory notes issued to the Sponsor and Blackstone on December 23, 2021 and March 16, 2022, respectively (See Note 6 and Note 13).

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

The Company had 12 months from the closing of the IPO to consummate a Business Combination with an opportunity to extend the period of time up to two times each by an additional three months (for a total of up to 18 months to complete a business combination) (the “Combination Period”), subject to the Sponsor depositing into the Trust Account, on or prior to the applicable deadline, additional funds of $1,380,000 ($0.10 per unit) for each of the available three-month extensions. On December 23, 2021, the Company deposited $1,380,000 into the Trust Account and extended the period of time to consummate the Initial Business Combination by three months from December 23, 2021 to March 23, 2022. On March 21, 2022, the Company deposited an additional $1,380,000 into the Trust Account and further extended the period of time to consummate the Initial Business Combination by an additional three months from March 23, 2022 to June 23, 2022 (the “Extended Combination Period”). The aggregate of $2,760,000 from the above mentioned two extensions was funded by proceeds from the promissory notes issued to the Sponsor and Blackstone on December 23, 2021 and March 16, 2022, respectively (See Note 6 and Note 13).

The Sponsor, EarlyBirdCapital and the Company’s officer and directors have agreed to (i) waive their conversion rights with respect to their Founder Shares (See Note 5), Representative Shares (See Note 8) and Private Subunits (collectively, the “Private Securities”) in connection with the consummation of a Business Combination, (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Private Securities if the Company fails to consummate a Business Combination within the Extended Combination Period and (iii) not to propose an amendment to the Company’s amended and restated certificate of incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Subunits if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Subunits in conjunction with any such amendment.

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

Liquidity and Going Concern

As of December 31, 2021, the Company had cash outside the Trust Account of $86,792 available for working capital needs. All remaining cash and securities were held in the Trust Account and are generally unavailable for the Company’s use prior to an Initial Business Combination and are restricted for use either in a Business Combination or to redeem Public Subunits. As of December 31, 2021, none of the amount on deposit in the Trust Account was available to be withdrawn as described above.

Through December 31, 2021, the Company’s liquidity needs were satisfied through receipt of $5,000 from the sale of the Founder Shares (See Note 6), advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the IPO, and the remaining net proceeds from the IPO and private placement (See Note 4 and 5) held outside of the Trust Account.

The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of December 31, 2021 and 2020, no Working Capital Loans were outstanding.

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

The Company anticipates that the $86,792 outside of the Trust account as of December 31, 2021 will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. On December 23, 2021, the Company deposited $1,380,000 into the Trust Account and extended the period of time to consummate the Initial Business Combination by three months from December 23, 2021 to March 23, 2022. On March 21, 2022, the Company deposited an additional $1,380,000 into the Trust Account and further extended the period of time to consummate the Initial Business Combination by an additional three months from March 23, 2022 to June 23, 2022 (the “Extended Combination Period”). The aggregate of $2,760,000 from the above mentioned two extensions was funded by proceeds from the promissory notes issued to the Sponsor and Blackstone on December 23, 2021 and March 16, 2022, respectively (See Note 6 and Note 13). The Company may need to obtain additional financing to consummate its Initial Business Combination but there is no assurance that new financing will be available to the Company on commercially acceptable terms. Furthermore, if the Company is not able to consummate a business combination by June 23, 2022, it will trigger the Company’s automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

	As Previously Reported	Adjustments	As Restated
Audited Balance Sheet at December 23, 2020
Warrant Liabilities	$-	$574,676	$574,676
Total Liabilities	-	574,676	574,676
Shares Subject to Possible Redemption	135,094,307	4,285,693	139,380,000
Common Stock	479	(42)	437
Additional paid-in capital	5,007,859	(4,860,327)	147,532
Total Stockholders’ Equity	5,000,008	(4,860,369)	139,639

Audited Balance Sheet at December 31, 2020
Warrant Liabilities	$-	$580,860	$580,860
Total Liabilities	303,738	580,860	884,598
Shares Subject to Possible Redemption	134,983,359	4,399,888	139,383,247
Common Stock	480	(43)	437
Additional paid-in capital	5,118,821	(4,974,521)	144,300
Accumulated Deficit	(119,298)	(6,184)	(125,482)
Total Stockholders’ Equity	5,000,003	(4,980,748)	19,255

Audited Statement of Operations for the year ended December 31, 2020
Change in Fair Value of Warrants	$-	$(6,184)	$(6,184)
Weighted average shares outstanding, basic and diluted	4,198,081	(4,198,081)	-
Basic and diluted weighted average shares outstanding, common stock subject to redemption	-	339,344	339,344
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	-	3,429,593	3,429,593
Basic and diluted net income (loss) per share	(0.03)	0.03	-
Basic and diluted net income (loss) per share, common stock subject to redemption	-	52.43	52.43
Basic and diluted net income (loss) per share, common stock not subject to redemption	-	(5.22)	(5.22)

Audited Statement of Changes in Stockholders’ Equity for the year ended December, 2020
Issuance of Representative Shares on November 25, 2020 - Additional Paid-in-Capital	$-	$792,428	$792,428
Issuance of Representative Shares on November 25, 2020 - Stockholders’ Equity (Deficit)	15	792,428	792,443
Initial Value of Private Warrants	-	(574,676)	(574,676)
Reclassification of offering costs related to public shares	-	3,655,046	3,655,046
Other Offering Expenses	(532,623)	(792,428)	(1,325,051)
Net Loss	(155,543)	(6,184)	(121,727)
Maximum number of redeemable shares - Shares	(13,364,689)	(435,311)	(13,800,000)
Maximum number of redeemable shares - Par Value	(1,336)	(44)	(1,380)
Maximum number of redeemable shares - Paid-in-Capital	(134,982,023)	11,510,162	(123,471,861)
Maximum number of redeemable shares - Stockholders’ Equity (Deficit)	(134,983,359)	11,510,118	(123,473,241)
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC	-	(19,561,805)	(19,561,805)
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC (interest earned on trust account)	-	(3,247)	(3,247)

Audited Statement of Cash Flows for the year ended December 31, 2020
Net Loss	$(115,543)	$(6,184)	$(121,727)
Change in fair value of warrant liabilities	-	6,184	6,184
Initial value of warrant liabilities	-	574,676	574,676
Initial value of common stock subject to possible redemption	135,094,307	(11,621,066)	123,473,241
Reclassification of offering costs related to public shares	-	(3,655,046)	(3,655,046)
Change in value of common stock subject to possible redemption	(110,948)	110,948	-
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC	-	19,561,805	19,561,805
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC (interest earned on trust account)	-	3,247	3,247

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $86,792 of cash held outside of the Trust Account as of December 31, 2021 and $677,130 as of December 31, 2020. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Investment Held in Trust Account

As of December 31, 2021, the Company had $140,822,578 in the Trust Account which may be utilized for Business Combination. As of December 31, 2021 and 2020, the Trust Account consisted of both cash and Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

Common Stock (underlying the Public Subunits) Subject to Possible Redemption

The Company accounts for its common stock underlying the Public Subunits that are subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock underlying the Public Subunits subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock underlying Public Subunits (including common stock underlying Public Subunits that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock underlying the Public Subunits are classified as stockholders’ equity. The Company’s common stock underlying the Public Subunits feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, common stock underlying the Public Subunits subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable Public Share underlying the Public Subunit and income (loss) per non-redeemable founder share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 76% and 9% for the Public Shares underlying the Public Subunits and 24% and 91% for the non-redeemable founder shares for the year ended December 31, 2021 and 2020, respectively, reflective of the respective participation rights.

The earnings per share presented in the statements of operations is based on the following  :

	For the year ended	For the year ended
	December 31, 2021	December 31, 2020
Net loss	$(1,198,210)	$(121,728)
Accretion of temporary equity to redemption value	(1,439,331)	(19,565,052)
Net loss including accretion of temporary equity to redemption value	$(2,637,541)	$(19,686,780)

	For the year ended		For the year ended
	December 31, 2021		December 31, 2020
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(2,003,306)	$(634,235)	$(1,772,541)	$(17,914,239)
Accretion of temporary equity to redemption value	1,439,331	—	19,565,052	—
Allocation of net loss	$(563,975)	$(634,235)	$17,792,511	$(17,914,239)

Denominator:
Weighted-average shares outstanding	13,800,000	4,369,000	339,344	3,429,593
Basic and diluted net loss per share	$(0.04)	$(0.15)	$52.43	$(5.22)

As of December 31, 2021 and 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the years presented.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial as of December 31, 2021 and 2020.

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

If the Company does not complete a Business Combination within the Extended Combination Period, the proceeds of the sale of the Private Units will be used to fund the redemption of the Public Subunits (subject to the requirements of applicable law).

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

Founder Shares, subject to certain limited exceptions contained in the Registration Statements, will not be transferred, assigned, sold or released from escrow for a period ending on the six-month anniversary of the date of the consummation of the Initial Business Combination or earlier if, subsequent to its Initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange

Promissory Notes – Related Party

On December 23, 2021, the Company issued an unsecured promissory note in the principal amount of $1,380,000 to the Sponsor. On March 16, 2022, the Company issued another unsecured promissory note in the principal amount of $1,380,000 to Blackstone (See Note 13). As of March 31, 2022, the Company had drawn down the full $2,760,000 on the two promissory notes. The promissory notes are non-interest bearing and payable in cash upon the closing of the Company’s initial business combination. In the event the Company fails to complete an initial business combination prior to the deadline set forth in its governing document, no payment will be due under the promissory notes and the principal balance of these promissory notes will be forgiven.

Administrative Services Agreement

Commencing on the effective date of the Registration Statements, the Company has agreed to pay an affiliate of the Company’s Chairman an aggregate fee of $10,000 per month for providing the Company with office space and certain office and secretarial services. This arrangement will terminate upon completion of the Company’s Initial Business Combination or the distribution of the Trust Account to the Company’s public stockholders. As of December 31, 2021, the Company has accrued $123,548 of administrative fees as a due to related party.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of December 31, 2021 and 2020, no Working Capital Loans were outstanding.

Note 7 — Cash and Securities Held in Trust Account

As of December 31, 2021 and 2020, cash and securities held in trust account are $140,822,578 and $139,383,247, respectively, and will not be released until the earlier of (a) the completion of the Company’s Initial Business Combination, (b) the redemption of any Public Subunits properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, or (c) the redemption of the Company’s Public Subunits if the Company is unable to complete the Initial Business Combination within the Extended Combination Period.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each.

On December 23, 2020, the Company sold 13,800,000 shares of common stock as part of units sold in the IPO. Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 539,000 shares of common stock as part of the Private Units.

As of December 31, 2021 and 2020, shares of common stock subject to redemption were 13,800,000. The total number of shares of common stock outstanding at December 31, 2021 and 2020 was 4,369,000.

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

Capital Markets Advisors Agreements

The Company has engaged Nomura Securities International, Inc. (“Nomura”) as an advisor to assist the Company with identifying and assessing potential Business Combination targets. Upon the closing of the Business Combination, the Company will pay Nomura a variable fee of up to $10 million based on the transaction value of the Business Combination, with a minimum variable fee of $5 million which may be reduced by up to $750,000 to cover the Company’s costs to obtain fairness opinion(s) on Business Combination target(s).

Additionally, the Company has engaged Nomura and Barclays Capital Inc. (“Barclays”) (collectively, the “Blackstone Advisors”) to serve as advisors and placement agents in connection with the Company’s Business Combination with Blackstone. Upon the consummation of the Company’s Business Combination with Blackstone, the Company will pay the Blackstone Advisors a fixed fee of $1.5 million and a variable fee equal to 5.0% of the gross proceeds received by the Company from any private placements arranged by the Advisors in connection with the Company’s Business Combination with Blackstone, with a minimum variable fee of $6.0 million.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of December 31, 2021 due to the short maturities of such instruments.

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

	November 25,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Stockholders’ Equity:
Representative Shares	$792,443	$	$-	$792,443
	$792,443	$	$	$792,443

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

Recurring Fair Value Measurements

As of December 31, 2021, investment in the Company’s Trust Account consisted of $1,895 in cash and $140,820,683 in U.S. Treasury Securities. The value of the cash held in Trust Account, U.S. Treasury Securities held in Trust Account and Private Warrant liability was determined by quoted prices in active markets (Level 1), significant other observable inputs (Level 2) and significant other unobservable inputs (Level 3), respectively, as of December 31, 2021.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$1,895	1,895	-	$-
U.S. Treasury Securities held in Trust Account	140,820,683	-	140,820,683	-
	140,822,578	1,895	140,820,683	-

Liabilities:
Warrant Liability – Private Warrants	$284,770	$-	$-	$284,770

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the nine months ended December 31, 2021.

Note 11 — Warrant Liabilities

At December 31, 2021 and 2020, there were 539,000 Private Warrants outstanding, which the Company accounts for as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection Private Placement has been estimated using Monte Carlo simulations at each measurement date.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements of the Private Warrants:

	As of December 31, 2021	As of December 31, 2020
Stock price	$9.86	$9.22
Strike price	$11.50	$11.50
Term (in years)	5.43	5.92
Volatility	9.2%	24.2%
Risk-free rate	1.30%	0.49%
Dividend yield	0.0%	0.0%

Note 12 — Income Tax

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$85,724	$21,957
Capitalized costs related to merger	62,605	—
Federal Net Operating loss	34,987	2,307
Total deferred tax asset	183,315	24,264
Valuation allowance	(183,315)	(24,264)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	159,051	24,264

State
Current	—	—
Deferred	—	—
Change in valuation allowance	(159,051)	(24,264)
Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $166,603 and $10,988 U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year December 31, 2021 and 2020, the change in the valuation allowance was $159,051 and $24,264, respectively.

Reconciliations of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Permanent book/tax differences	-7.7%	0.0%
Change in valuation allowance	-13.3%	-21.0%
Income tax provision	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 13 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

On February 15, 2022, Newco filed a Form S-4 with the SEC relating to the proposed Business Combination.

On March 16, 2022, the Company issued an unsecured promissory note in the principal amount of $1,380,000 to Blackstone. The promissory note is non-interest bearing and payable in cash upon the closing of the Company’s Initial Business Combination. In the event the Company fails to complete an Initial Business Combination, no payment will be due under the promissory note and the principal balance of this promissory note will be forgiven. As of March 31, 2022, the Company had drawn down the full $1,380,000 on the promissory note.