Form 10-Q
period 2022-03-31
ACKRELL SPAC Partners I Co.
filed 2022-05-16
CIK 1790121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 18,169,000 shares of common stock, including shares of common stock underlying the subunits, $0.0001 par value, issued and outstanding.

ACKRELL SPAC PARTNERS I CO.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022
TABLE OF CONTENTS

i

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Cash	$25,212	$86,792
Prepaid assets	37,390	72,172
Total Current Assets	62,602	158,964

Cash and securities held in Trust Account	142,237,615	140,822,578
Total assets	$142,300,217	$140,981,542

Liabilities and Stockholders’ Deficit
Accounts payable and accrued expense	$1,283,388	$793,237
State franchise tax accrual	246,740	195,695
Due to related parties	153,548	123,548
Promissory note – related party	1,380,000	1,380,000
Promissory note – Blackstone	1,380,000	-
Total current liabilities	4,443,676	2,492,480
Warrant liabilities	152,803	284,770
Total liabilities	4,596,479	2,777,250

Commitments
Common stock subject to possible redemption, 13,800,000 shares (at redemption value of approximately $10.30 and $10.20 per share) at March 31, 2022 and December 31, 2021	142,237,615	140,822,578

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,369,000 shares (excluding 13,800,000 shares subject to possible redemption) issued and outstanding at March 31, 2022 and December 31, 2021	437	437
Additional paid-in capital	-	-
Accumulated deficit	(4,534,314)	(2,618,723)
Total stockholders’ deficit	(4,533,877)	(2,618,286)

Total Liabilities and Stockholders’ Deficit	$142,300,217	$140,981,542

The accompanying notes are an integral part of these condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2022	March 31, 2021

Formation and operating costs	$667,558	$199,795
Loss from operations	(667,558)	(199,795)

Other income
Interest income	35,037	24,047
Change in fair value of warrant liabilities	131,967	295,885
Total other income	167,004	319,932

Net income (loss)	$(500,554)	$120,137

Basic and diluted weighted average shares outstanding, common stock subject to redemption	13,800,000	13,800,000
Basic and diluted net (loss) income per share attributable to common stock subject to redemption	$(0.00)	$0.01
Basic and diluted weighted average shares outstanding, common stock	4,369,000	4,369,000

Basic and diluted net (loss) income per share attributable to common stockholders	$(0.11)	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock (1)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit

Balance as of December 31, 2021	4,369,000	$437	$-	$(2,618,723)	$(2,618,286)

Net loss	-	-	-	(500,554)	(500,554)

Extension Funds attributable to common stock subject to redemption under ASC 480-10-S99 against additional paid-in-capital (“APIC”)	-	-	-	(1,380,000)	(1,380,000)

Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC (interest earned on Trust Account)	-	-	-	(35,037)	(35,037)

Balance as of March 31, 2022	4,369,000	$437	$-	$(4,534,314)	$(4,533,877)

	Common Stock (1)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Equity

Balance as of December 31, 2020	4,369,000	$437	$144,300	$(125,482)	$19,255

Net loss	-	-	-	120,137	120,137

Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC (interest earned on Trust Account)	-	-	(24,047)	-	(24,047)

Balance as of March 31, 2021	4,369,000	$437	$120,253	$(5,345)	$115,345

(1)	This number excludes 13,800,000 shares of common stock subject to possible redemption at March 31, 2022 and 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(500,554)	$120,137
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Interest earned on investment held in Trust Account	(35,037)	(24,047)
Change in fair value of warrants	(131,967)	(295,885)
Changes in current assets and current liabilities:
Prepaid assets	34,782	(3,556)
Accounts payable and accrued expense	490,151	(182,248)
State franchise tax accrual	51,045	42,090
Due to related parties	30,000	30,000
Net cash provided by/(used in) operating activities	(61,580)	(313,509)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,380,000)	-
Net cash used in investing activities	(1,380,000)	-

Cash Flows from Financing Activities:
Proceeds from promissory note - Blackstone	1,380,000	-
Net cash provided by financing activities	1,380,000	-

Net Increase in Cash	(61,580)	(313,509)
Cash - Beginning	86,792	677,130
Cash - Ending	$25,212	$363,621

Supplemental Disclosure of Non-cash Financing Activities:

Extension Funds attributable to common stock subject to redemption under ASC 480-10-S99 against APIC	$1,380,000	$-
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC (interest earned on Trust Account)	$35,037	$24,047

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

The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Ackrell SPAC Sponsors I LLC (the “Sponsor”), a Delaware limited liability company.

As of March 31, 2022, the Company had not yet commenced any revenue-generating operations. All activity through March 31, 2022 relates to the Company’s formation, the Initial Public Offering (as defined below), the search for a prospective Initial Business Combination, and efforts toward consummating the Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense) (See Note 10).

On December 15, 2021, the Company formed Blackstone Products, Inc. (“Newco”), a Delaware corporation that is a wholly-owned subsidiary of the Company, and Ackrell Merger Sub Inc. (“Merger Sub”), a Delaware corporation that is a wholly-owned subsidiary of Newco, for the purpose of executing the Merger Agreement (as defined below). All activities of Newco and Merger Sub through March 31, 2022 related to executing the Merger Agreement.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of an aggregate of 539,000 units (the “Private Units”) at a price of $10.00 per unit in a private placement to the Sponsor and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of an aggregate of $5,390,000, which is described in Note 4. Each Private Unit consists of (i) one subunit (the “Private Subunit”), which consists of one share of common stock (the “Private Share”) and one-half of one redeemable warrant, and (ii) one-half of one redeemable warrant (collectively, the redeemable warrants included in the Private Units and Private Subunits, the “Private Warrants”). Each whole Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share.

Trust Account

Following the closing of the IPO on December 23, 2020, an amount of $139,380,000 ($10.10 per Unit) from the net proceeds of the sale of the Public and Private Units in the IPO and private placement was placed in a trust account (“Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (a) the completion of the Company’s Initial Business Combination, (b) the redemption of any Public Subunits properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, or (c) the redemption of the Company’s Public Subunits if the Company is unable to complete the Initial Business Combination within the Combination Period (as defined below). On December 23, 2021, the Company deposited $1,380,000 into the Trust Account and extended the period of time to consummate the Initial Business Combination by three months from December 23, 2021 to March 23, 2022. On March 21, 2022, the Company deposited an additional $1,380,000 into the Trust Account and further extended the period of time to consummate the Initial Business Combination by an additional three months from March 23, 2022 to June 23, 2022 (the “Extended Combination Period”). The aggregate of $2,760,000 from the above mentioned two extensions was funded by proceeds from the promissory notes issued to the Sponsor and Blackstone on December 23, 2021 and March 16, 2022, respectively (See Note 5 and Note 8). On April 28, 2022, pursuant to the trust agreement dated as of December 21, 2020 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, the Company issued a request to CST to withdraw $129,279 of interest income from the Trust Account for the payment of the Company’s taxes. The proceeds from this withdrawal were deposited into the Company’s operating bank account on May 10, 2022 (See Note 11).

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

The Company had 12 months from the closing of the IPO to consummate a Business Combination with an opportunity to extend the period of time up to two times each by an additional three months (for a total of up to 18 months to complete a business combination) (the “Combination Period”), subject to the Sponsor and/or its designees depositing into the Trust Account, on or prior to the applicable deadline, additional funds of $1,380,000 ($0.10 per unit) for each of the available three-month extensions. On December 23, 2021, the Company deposited $1,380,000 into the Trust Account and extended the period of time to consummate the Initial Business Combination by three months from December 23, 2021 to March 23, 2022. On March 21, 2022, the Company deposited an additional $1,380,000 into the Trust Account and further extended the period of time to consummate the Initial Business Combination by an additional three months from March 23, 2022 to June 23, 2022. The aggregate of $2,760,000 from the above mentioned two extensions was funded by proceeds from the promissory notes issued to the Sponsor and Blackstone on December 23, 2021 and March 16, 2022, respectively (See Note 5 and Note 8).

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

Liquidity and Going Concern

As of March 31, 2022, the Company had cash outside the Trust Account of $25,212 available for working capital needs. All remaining cash and securities were held in the Trust Account and are generally unavailable for the Company’s use prior to an Initial Business Combination (except that the Company may withdraw interest generated in the Trust Account to pay taxes) and are restricted for use either in a Business Combination or to redeem Public Subunits. As of March 31, 2022, none of the amount on deposit in the Trust Account was available to be withdrawn as described above (except $95,129 of interest income that may be withdrawn to pay taxes).

Through March 31, 2022, the Company’s liquidity needs were satisfied through receipt of $5,000 from the sale of the Founder Shares (See Note 5), advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the IPO, and the remaining net proceeds from the IPO and private placement (See Note 4 and 5) held outside of the Trust Account. Additionally, the Company received $1,380,000 from the Sponsor Extension Loan (see Note 5) and another $1,380,000 from the Blackstone Extension Loan (See Note 8), which the Company deposited into the Trust Account to extend the period of time to consummate the Initial Business Combination from December 23, 2021 to June 23, 2022.

The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

The Company anticipates that the $25,212 outside of the Trust account as of March 31, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. On December 23, 2021, the Company deposited $1,380,000 into the Trust Account and extended the period of time to consummate the Initial Business Combination by three months from December 23, 2021 to March 23, 2022. On March 21, 2022, the Company deposited an additional $1,380,000 into the Trust Account and further extended the period of time to consummate the Initial Business Combination by an additional three months from March 23, 2022 to June 23, 2022. The aggregate of $2,760,000 from the above mentioned two extensions was funded by proceeds from the promissory notes issued to the Sponsor and Blackstone on December 23, 2021 and March 16, 2022, respectively (See Note 5). On April 6, 2022, the Company issued a third unsecured promissory note in the principal amount of $115,000 to Blackstone to fund payment of fees due to Nasdaq (See Note 11). On April 27, 2022, the Company issued a fourth unsecured promissory note, the terms of which were later amended and restated on May 11, 2022, in the principal amount of $385,000 to Blackstone to fund the Company’s continued operations (See Note 11). On April 28, 2022, pursuant to the trust agreement dated as of December 21, 2020 between the Company and CST, the Company issued a request to CST to withdraw $129,279 of interest income from the Trust Account for the payment of the Company’s taxes (See Note 11). The Company may need to obtain additional financing to consummate its Initial Business Combination but there is no assurance that new financing will be available to the Company on commercially acceptable terms. Furthermore, if the Company is not able to consummate a business combination by June 23, 2022, it will trigger the Company’s automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Note 2 — Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contained the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $25,212 of cash held outside of the Trust Account as of March 31, 2022 and $86,792 as of December 31, 2021. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investment Held in Trust Account

As of March 31, 2022 and December 31, 2021, the Company had $142,237,615 and $140,822,578, respectively, in the Trust Account which may be utilized for Business Combination. As of March 31, 2022 and December 31, 2021, the Trust Account consisted of both cash and Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

On April 28, 2022, pursuant to the trust agreement dated as of December 21, 2020 between the Company and CST, the Company issued a request to CST to withdraw $129,279 of interest income from the Trust Account for the payment of the Company’s taxes. The proceeds from this withdrawal were deposited into the Company’s operating bank account on May 10, 2022 (See Note 11).

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

Common Stock (underlying the Public Subunits) Subject to Possible Redemption

The Company accounts for its common stock underlying the Public Subunits that are subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock underlying the Public Subunits subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock underlying Public Subunits (including common stock underlying Public Subunits that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock underlying the Public Subunits are classified as stockholders’ equity. The Company’s common stock underlying the Public Subunits feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, common stock underlying the Public Subunits subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable Public Share underlying the Public Subunit and income (loss) per non-redeemable Founder Share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 76% for the Public Shares underlying the Public Subunits and 24% for the non-redeemable Founder Shares for the three months ended March 31, 2022 and 2021, reflective of the respective participation rights.

The earnings per share presented in the statements of operations is based on the following:

	For the three months ended	For the three months ended
	March 31, 2022	March 31, 2021
Net income (loss)	$(500,554)	$120,137
Attribution of extension funds to redeemable shares	(1,380,000)	-
Accretion of temporary equity to redemption value	(35,037)	(24,047)
Net income (loss) including accretion of temporary equity to redemption value	$(1,915,591)	$96,090

	For the three months ended		For the three months ended
	March 31, 2022		March 31, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(1,454,959)	$(460,632)	$72,984	$23,106
Attribution of extension funds to redeemable shares	1,380,000	—	—	—
Accretion of temporary equity to redemption value	35,037	—	24,047	—
Allocation of net income (loss)	$(39,922)	$(460,632)	$97,031	$23,106

Denominator:
Weighted-average shares outstanding	13,800,000	4,369,000	13,800,000	4,369,000
Basic and diluted net income (loss) per share	$(0.00)	$(0.11)	$0.01	$0.01

As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial as of March 31, 2022 and December 31, 2021.

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

Founder Shares, subject to certain limited exceptions contained in the Registration Statements, will not be transferred, assigned, sold or released from escrow for a period ending on the six-month anniversary of the date of the consummation of the Initial Business Combination or earlier if, subsequent to its Initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange

Promissory Note – Related Party

On December 23, 2021, the Company issued an unsecured promissory note in the principal amount of $1,380,000 to the Sponsor (the “Sponsor Extension Loan”). As of December 31, 2021, the Company had drawn down the full $1,380,000 on the Sponsor Extension Loan. The Sponsor Extension Loan is non-interest bearing and payable in cash upon the closing of the Company’s Initial Business Combination. In the event the Company fails to complete an Initial Business Combination prior to the deadline set forth in its governing document, no payment will be due under the Sponsor Extension Loan and the principal balance of the Sponsor Extension Loan will be forgiven.

Administrative Services Agreement

Commencing on the effective date of the Registration Statements, the Company has agreed to pay an affiliate of the Company’s Chairman an aggregate fee of $10,000 per month for providing the Company with office space and certain office and secretarial services. This arrangement will terminate upon completion of the Company’s Initial Business Combination or the distribution of the Trust Account to the Company’s public stockholders. As of March 31, 2022 and December 31, 2021, the Company has accrued $153,548 and $123,548, respectively, of administrative fees as a due to related party.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Note 6 — Cash and Securities Held in Trust Account

As of March 31, 2022 and December 31, 2021, cash and securities held in Trust Account are $142,237,615 and $140,822,578, respectively, and will not be released until the earlier of (a) the completion of the Company’s Initial Business Combination, (b) the redemption of any Public Subunits properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, or (c) the redemption of the Company’s Public Subunits if the Company is unable to complete the Initial Business Combination within the Extended Combination Period.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each.

On December 23, 2020, the Company sold 13,800,000 shares of common stock as part of units sold in the IPO. Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 539,000 shares of common stock as part of the Private Units.

As of March 31, 2022 and December 31, 2021, shares of common stock subject to redemption were 13,800,000. The total number of shares of common stock outstanding at March 31, 2022 and December 31, 2021 was 4,369,000.

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

Capital Markets Advisors Agreements

The Company has engaged Nomura Securities International, Inc. (“Nomura”) as an advisor to assist the Company with identifying and assessing potential Business Combination targets. Upon the closing of the Business Combination, the Company will pay Nomura a variable transaction fee of up to $10 million based on the transaction value of the Business Combination, with a minimum transaction fee of $5 million which may be reduced by up to $750,000 to cover the Company’s costs to obtain fairness opinion(s).

Additionally, the Company has engaged Nomura and Barclays Capital Inc. (“Barclays”) (collectively, the “Blackstone Advisors”) to serve as exclusive capital markets advisors and exclusive joint placement agents in connection with the Company’s Business Combination with Blackstone. Upon the consummation of the Company’s Business Combination with Blackstone, the Company will pay Barclays an advisory fee of $1.5 million and will pay the Blackstone Advisors a placement fee equal to 5.0% of the gross proceeds received by the Company from any private placements arranged by the Blackstone Advisors in connection with the Company’s Business Combination with Blackstone, with a minimum placement fee of $6.0 million.

Additionally, the Company has engaged Telsey Advisory Group (“Telsey”) to provide capital markets advisory services in connection with the Company’s Business Combination with Blackstone. The Company will pay Telsey a fixed fee of $650,000, of which $50,000 is payable within thirty days of Telsey completing its capital markets advisory services and the remaining $600,000 is payable upon the consummation of the Company’s Business Combination with Blackstone (See Note 11).

Promissory Notes - Blackstone

On March 16, 2022, the Company issued an unsecured promissory note in the principal amount of $1,380,000 to Blackstone (the “Blackstone Extension Loan”). As of March 31, 2022, the Company had drawn down the full $1,380,000 on the Blackstone Extension Loan. The Blackstone Extension Loan is non-interest bearing and payable in cash upon the closing of the Company’s Initial Business Combination. In the event the Company fails to complete an Initial Business Combination prior to the deadline set forth in its governing document, no payment will be due under the Blackstone Extension Loan and the principal balance of the Blackstone Extension Loan will be forgiven.

On April 6, 2022, the Company issued another unsecured promissory note in the principal amount of $115,000 to Blackstone (See Note 11). The proceeds of this note was used to pay outstanding Nasdaq fees owed by the Company. The note is non-interest bearing and payable in cash upon the closing of the Company’s Initial Business Combination. In the event that the Company fails to complete an Initial Business Combination prior to the deadline set forth in its governing document, no payment will be due under the note and the principal balance of the note will be forgiven.

On April 27, 2022, the Company issued another unsecured promissory note, the terms of which were later amended and restated on May 11, 2022, in the principal amount of $385,000 to Blackstone (See Note 11). The proceeds of this note will be used as working capital to fund the continued operations of the Company. The note is non-interest bearing and payable in cash upon the earlier of i) the closing of the Company’s Initial Business Combination, and ii) September 23, 2022.

Note 9 — Fair Value Measurements

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Recurring Fair Value Measurements

As of March 31, 2022, investment in the Company’s Trust Account consisted of $1,663 in cash and $142,235,952 in U.S. Treasury Securities. The value of the cash held in Trust Account, U.S. Treasury Securities held in Trust Account and Private Warrant liability was determined by quoted prices in active markets (Level 1), significant other observable inputs (Level 2) and significant other unobservable inputs (Level 3), respectively, as of March 31, 2022.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$1,663	1,663	-	$-
U.S. Treasury Securities held in Trust Account	142,235,952	-	142,235,952	-
	142,237,615	1,663	142,235,952	-

Liabilities:
Warrant Liability – Private Warrants	$152,803	$-	$-	$152,803

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2022 and 2021.

Note 10 — Warrant Liabilities

At March 31, 2022 and December 31, 2021, there were 539,000 Private Warrants outstanding, which the Company accounts for as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Warrants has been estimated using Monte Carlo simulations at each measurement date.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements of the Private Warrants:

	As of March 31, 2022	As of December 31, 2021
Stock price	$10.09	$9.86
Strike price	$11.50	$11.50
Term (in years)	5.21	5.43
Volatility	3.7%	9.2%
Risk-free rate	2.42%	1.30%
Dividend yield	0.0%	0.0%

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

On April 6, 2022, the Company issued another unsecured promissory note in the principal amount of $115,000 to Blackstone. The proceeds of this note was used to pay outstanding Nasdaq fees owed by the Company. The note is non-interest bearing and payable in cash upon the closing of the Company’s Initial Business Combination. In the event that the Company fails to complete an Initial Business Combination prior to the deadline set forth in its governing document, no payment will be due under the note and the principal balance of the note will be forgiven.

On April 26, 2022, the Company engaged Telsey to provide capital markets advisory services in connection with the Company’s Business Combination with Blackstone. The Company will pay Telsey a fixed fee of $650,000, of which $50,000 is payable within thirty days of Telsey completing its capital markets advisory services and the remaining $600,000 is payable upon the consummation of the Company’s Business Combination with Blackstone.

On April 27, 2022, the Company issued another unsecured promissory note, the terms of which were later amended and restated on May 11, 2022, in the principal amount of $385,000 to Blackstone. The proceeds of this note will be used as working capital to fund the continued operations of the Company. The note is non-interest bearing and payable in cash upon the earlier of i) the closing of the Company’s Initial Business Combination, and ii) September 23, 2022. The $385,000 of proceeds from this promissory note was deposited into the Company’s operating bank account on May 13, 2022.

On April 28, 2022, pursuant to the trust agreement dated as of December 21, 2020 between the Company and CST, the Company issued a request to CST to withdraw $129,279 of interest income from the Trust Account for the payment of the Company’s taxes. The proceeds from this withdrawal were deposited into the Company’s operating bank account on May 10, 2022.

On May 13, 2022, the Company filed a preliminary proxy statement on Form PRE 14A (“Extension Proxy Statement”) for a special meeting of stockholders to be held for the approval of the extension of the date by which we must consummate an initial business combination from June 23, 2022 (which is 18 months from the closing of our initial public offering) to September 23, 2022 (or such earlier date as determined by the Company’s Board of Directors).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Ackrell SPAC Partners I Co. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Ackrell SPAC Sponsors I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and final prospectus for its IPO filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

All activity through March 31, 2022 relates to our formation, IPO, and search for a target for our Initial Business Combination, including Blackstone.

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

Recent Developments

On December 22, 2021, we entered into the Merger Agreement with Blackstone, among others, pursuant to which the two companies agreed to consummate a Business Combination (the “Blackstone Merger”). The aggregate consideration to be paid in the transactions is based on a pre-money Blackstone equity valuation of approximately $721 million and will be made up of cash consideration and stock consideration as more fully described in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022 (the “Form 10-K”) and the Registration Statement on Form S-4 of Newco filed with the SEC on February 15, 2022, as amended (the "Newco Form S-4"). In connection with the Blackstone Merger, we and Newco entered into Subscription Agreements with the PIPE Investors, pursuant to which Newco agreed to issue and sell to the PIPE Investors 3,100,000 units for a purchase price of $10.00 per unit, for an aggregate of approximately $31,000,000, with each unit consisting of one share of Newco common stock and one-half of a warrant to acquire Newco common stock at an exercise price of $11.50 per share and Newco agreed to issue and sell approximately $111,000,000 principal amount of Newco convertible notes immediately prior to closing of the Blackstone Merger. For more information on the Blackstone Merger, the Merger Agreement and Related Agreements as well as the PIPE Investment, see “Item 1. Business” in the Form 10-K and the Newco Form S-4.

On May 13, 2022, we filed the Extension Proxy Statement for a special meeting of stockholders to be held for the approval of the extension of the date by which we must consummate an initial business combination from June 23, 2022 (which is 18 months from the closing of our initial public offering) to September 23, 2022 (or such earlier date as determined by the Company’s Board of Directors).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and searching for a prospective Initial Business Combination, including the Blackstone Merger. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO and will recognize changes in the fair value of warrant liability as other income (expense). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for targets for our Initial Business Combination.

For the three months ended March 31, 2022, we had a net loss of $500,554 which consisted of loss from operations of $667,558, interest income of $35,037 on marketable securities held in the Trust Account, and other income of $131,967 resulting from a decrease in fair value of our warrants.

For the three months ended March 31, 2021, we had a net income of $120,137 which consisted of loss from operations of $199,795, interest income of $24,047 on marketable securities held in the Trust Account, and other income of $295,885 resulting from an increase in fair value of our warrants.

Liquidity and Capital Resources

On December 23, 2020, we consummated our IPO of 13,800,000 units, which included the full exercise of the underwriter’s option to purchase up to an additional 1,800,000 units at the IPO price to cover over-allotments, at a price of $10.00 per unit, generating gross proceeds of $138,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 539,000 placement units at a price of $10.00 per placement unit in a private placement to the Sponsor and EBC, generating gross proceeds of $5,390,000.

Following the IPO and the private placement, a total of $139,380,000 was placed in the Trust Account. We incurred $4,085,051 in transaction costs, including $2,760,000 of underwriting fees and $1,325,051 of other offering costs.

As of March 31, 2022, we had marketable securities held in the Trust Account of $142,237,615 consisting of both cash and U.S. treasury bills with a maturity of 185 days or less.

We had $25,212 of cash held outside of the Trust Account as of March 31, 2022 and $86,792 as of December 31, 2021. We did not have any cash equivalents held outside of the Trust Account as of March 31, 2022 and December 31, 2021.

Through March 31, 2022, our liquidity needs were satisfied through receipt of $5,000 from the sale of the Founder Shares (See Note 5), advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the IPO, and the remaining net proceeds from the IPO and private placement (See Note 4 and 5) held outside of the Trust Account. Additionally, the Company received $1,380,000 from the Sponsor Extension Loan (see Note 5) and another $1,380,000 from the Blackstone Extension Loan (See Note 8), which the Company deposited into the Trust Account to extend the period of time to consummate the Initial Business Combination from December 23, 2021 to June 23, 2022.

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

We anticipate that the $25,212 outside of the Trust Account as of March 31, 2022 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. On December 23, 2021, we deposited $1,380,000 into the Trust Account, representing $0.10 per unit, and extended the period of time to consummate our Initial Business Combination by three months from December 23, 2021 to March 23, 2022. On March 21, 2022, we deposited an additional $1,380,000 into the Trust Account, representing $0.10 per public unit, and further extended the period of time we have to consummate our Initial Business Combination by an additional three months from March 23, 2022 to June 23, 2022. The aggregate of $2,760,000 from the above mentioned two extensions was funded by proceeds from the Sponsor Extension Loan and the Blackstone Extension Loan. On April 6, 2022, we issued a third unsecured promissory note in the principal amount of $115,000 to Blackstone to fund payment of fees due to Nasdaq (See Note 11). On April 27, 2022, we issued a fourth unsecured promissory note, the terms of which were later amended and restated on May 11, 2022, in the principal amount of $385,000 to Blackstone to fund our continued operations (See Note 11). On April 28, 2022, pursuant to the trust agreement dated as of December 21, 2020 between us and CST, we issued a request to CST to withdraw $129,279 of interest income from the Trust Account for the payment of our taxes (See Note 11). We may need to obtain additional financing to consummate our Initial Business Combination but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if we are not able to consummate a Business Combination by June 23, 2022, it will trigger our automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about our ability to continue as a going concern.

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

One of the more significant accounting estimates included in these financial statements is the determination of the fair value of our warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates (See Note 10).

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

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable Public Share (underlying the Public Subunit) and income (loss) per non-redeemable Founder Share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the public redeemable shares and founder non-redeemable shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders.    Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 76% for the Public Shares (underlying the Public Subunits) and 24% for the non-redeemable Founder Shares for the three months ended March 31, 2022 and 2021, reflective of the respective participation rights.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

We have engaged Nomura as an advisor to assist us with identifying and assessing potential Business Combination targets. Upon the closing of the Business Combination, we will pay Nomura a variable transaction fee of up to $10 million based on the transaction value of the Business Combination, with a minimum transaction fee of $5 million which may be reduced by up to $750,000 to cover our costs to obtain fairness opinion(s).

Additionally, we have engaged the Blackstone Advisors to serve as exclusive capital markets advisors and exclusive joint placement agents in connection with our Business Combination with Blackstone. Upon the consummation of our Business Combination with Blackstone, we will pay Barclays an advisory fee of $1.5 million and will pay the Blackstone Advisors a placement fee equal to 5.0% of the gross proceeds received by us from any private placements arranged by the Advisors in connection with our Business Combination with Blackstone, with a minimum placement fee of $6.0 million.

Additionally, we have engaged Telsey to provide capital markets advisory services in connection with our Business Combination with Blackstone. We will pay Telsey a fixed fee of $650,000, of which $50,000 is payable within thirty days of Telsey completing its capital markets advisory services and the remaining $600,000 is payable upon the consummation of the Company’s Business Combination with Blackstone (See Note 11).

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2022, we have enhanced our internal controls over financial reporting relating to Private Warrants, redeemable equity instruments and Representative Shares by continuing to regularly assess the fair value of our Private Warrants, recognizing all Public Subunits as temporary equity and adopting a more robust approach to assessing the fair value of our equity instruments. We further improved this process by expanding and improving our review for complex securities and related accounting standards, enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. There have been no changes in our internal controls over financial reporting, except as previously noted, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company. However, as of the date of this Quarterly Report, except as set forth below, there have been no material changes with respect to those risk factors previously disclosed in the Company’s final prospectus as filed with the SEC on December 9, 2020 and the Company’s Form 10-K. For risk factors relating to Blackstone and the Blackstone Merger, please see the proxy statement/prospectus included in the Newco Form S-4.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an Initial Business Combination, and may constrain the circumstances under which we could complete an Initial Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our IPO, see Part II, Item 2 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021. There has been no material change in the planned use of the proceeds from the Company’s IPO and private placement as is described in the Company’s final prospectus, dated December 21, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation. (2)
3.3	Bylaws. (3)
10.1	Promissory Note, dated March 16, 2022, issued by Ackrell SPAC Partners I Co. to North Atlantic Imports, LLC. (4)
10.2	Promissory Note, dated April 6, 2022, issued by Ackrell SPAC Partners I Co. to North Atlantic Imports, LLC. (5)
10.3*	Amended and Restated Promissory Note, dated May 11, 2022, issued by Ackrell SPAC Partners I Co. to North Atlantic Imports, LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2020.
(2)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2020.
(3)	Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on December 1, 2020.
(4)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2022.
(5)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACKRELL SPAC PARTNERS I CO.

Date: May 16, 2022	By:	/s/ Jason Roth
	Name:	Jason Roth
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Long Long
	Name:	Long Long
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)