Form 10-Q
period 2022-06-30
ACKRELL SPAC Partners I Co.
filed 2022-08-16
CIK 1790121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 9,523,224   shares of common stock, including shares of common stock underlying the subunits, $0.0001 par value, issued and outstanding.

ACKRELL SPAC PARTNERS I CO.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022
TABLE OF CONTENTS

i

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash	$195,111	$86,792
Prepaid assets	58,248	72,172
Total Current Assets	253,359	158,964

Cash and securities held in Trust Account	53,345,080	140,822,578
Total assets	$53,598,439	$140,981,542

Liabilities and Stockholders’ Deficit
Accounts payable and accrued expense	$1,491,110	$793,237
State franchise tax accrual	93,342	195,695
Due to related parties	183,648	123,548
Promissory note – related party	1,380,000	1,380,000
Promissory note – Blackstone	2,080,000	-
Total current liabilities	5,228,100	2,492,480
Warrant liabilities	56,359	284,770
Total liabilities	5,284,459	2,777,250

Commitments
Common stock subject to possible redemption, 5,154,224 and 13,800,000 shares (at redemption value of approximately $10.35 and $10.20 per share) at June 30, 2022 and December 31, 2021, respectively	53,345,080	140,822,578

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,369,000 and 4,369,000 shares (excluding 5,154,224 and 13,800,000 shares subject to possible redemption) issued and outstanding at June 30, 2022 and December 31, 2021, respectively	437	437
Additional paid-in capital	-	-
Accumulated deficit	(5,031,537)	(2,618,723)
Total stockholders’ deficit	(5,031,100)	(2,618,286)

Total Liabilities and Stockholders’ Deficit	$53,598,439	$140,981,542

The accompanying notes are an integral part of these condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Formation and operating costs	$588,946	$284,480	$1,256,504	$484,275
Loss from operations	(588,946)	(284,480)	(1,256,504)	(484,275)

Other income (loss)
Interest income	171,249	5,271	206,286	29,318
Change in fair value of warrant liabilities	96,444	(74,089)	228,411	221,796
Total other income (loss)	267,693	(68,818)	434,697	251,114

Net loss	$(321,253)	$(353,298)	$(821,807)	$(233,161)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	12,944,923	13,800,000	13,370,100	13,800,000
Basic and diluted net loss per share attributable to common stock subject to redemption	$(0.02)	$(0.02)	$(0.02)	$(0.01)
Basic and diluted weighted average shares outstanding, common stock	4,369,000	4,369,000	4,369,000	4,369,000
Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.02)	$(0.14)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock (1)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit

Balance as of December 31, 2021	4,369,000	$437	$-	$(2,618,723)	$(2,618,286)

Net loss	-	-	-	(500,554)	(500,554)

Extension Funds attributable to common stock subject to redemption under ASC 480-10-S99 against additional paid-in-capital (“APIC”)	-	-	-	(1,380,000)	(1,380,000)

Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC (interest earned on Trust Account)	-	-	-	(35,037)	(35,037)

Balance as of March 31, 2022	4,369,000	$437	$-	$(4,534,314)	$(4,533,877)

Extension Funds attributable to common stock subject to redemption under ASC 480-10-S99 against APIC	-	-	-	(200,000)	(200,000)

Subsequent measurement of common stock subject to redemption (interest earned on Trust Account)	-	-	-	(171,249)	(171,249)

Subsequent measurement of common stock subject to redemption (withdrawal of funds to reimburse franchise tax)	-	-	-	195,279	195,279

Net loss	-	-	-	(321,253)	(321,253)

Balance as of June 30, 2022	4,369,000	$437	$-	$(5,031,537)	$(5,031,100)

					Total
	Common Stock (1)		Additional Paid-in	Accumulated Earnings	Stockholders’ Equity
	Shares	Par Value	Capital	(Deficit)	(Deficit)

Balance as of December 31, 2020 (Restated)	4,369,000	$437	$144,300	$(125,482)	$19,255

Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC (interest earned on Trust Account)	-	-	(24,047)	-	(24,047)

Net income	-	-	-	120,137	120,137

Balance as of March 31, 2021 (Restated)	4,369,000	$437	$120,253	$(5,345)	$115,345

Subsequent measurement of common stock subject to possible redemption	-	-	(5,271)	-	(5,271)

Net loss	-	-	-	(353,298)	(353,298)

Balance as of June 30, 2021	4,369,000	$437	$114,982	$(358,643)	$(243,224)

(1)	This number excludes 13,800,000 shares of common stock subject to possible redemption at June 30, 2022 and 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(821,807)	$(233,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(206,286)	(29,318)
Change in fair value of warrant liabilities	(228,411)	(221,796)
Changes in current assets and current liabilities:
Prepaid assets	13,924	52,644
Accounts payable and accrued expense	697,873	(117,496)
State franchise tax accrual	(102,353)	89,083
Due to related parties	60,100	60,000
Net cash used in operating activities	(586,960)	(400,044)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,580,000)	-
Withdrawal of interest from trust account for franchise tax payment	195,279	-
Net cash used in investing activities	(1,384,721)	-

Cash Flows from Financing Activities:
Proceeds from Sponsor loan	-	-
Proceeds from promissory note - Blackstone	2,080,000	-
Net cash provided by financing activities	2,080,000	-

Net Increase (Decrease) in Cash	108,319	(400,044)
Cash - Beginning	86,792	677,130
Cash - Ending	$195,111	$277,086

Supplemental Disclosure of Non-cash Financing Activities:

Extension Funds attributable to common stock subject to redemption under ASC 480-10-S99 against APIC	$1,580,000	$-
Subsequent measurement of common stock subject to redemption under ASC 480-10-S99 against APIC (interest earned on Trust Account)	$206,286	$29,318
Payment from Trust Account in connection with redemption of shares	$(89,068,505)	$-
Subsequent measurement of common stock subject to redemption (withdrawal of funds to reimburse franchise tax)	$(195,279)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACKRELL SPAC PARTNERS I CO.
(f.k.a. ABLE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Ackrell SPAC Partners I Co. (the “Company”) is a blank check company formed under the laws of the State of Delaware on September 11, 2018. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination” or an “Initial Business Combination”).

The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Ackrell SPAC Sponsors I LLC (the “Sponsor”), a Delaware limited liability company.

As of June 30, 2022, the Company had not yet commenced any revenue-generating operations. All activity through June 30, 2022 relates to the Company’s formation, the Initial Public Offering (as defined below), the search for a prospective target for Initial Business Combination, and efforts toward consummating an Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the Trust Account and will recognize changes in the fair value of warrant liability as other income (expense) (See Note 10).

On December 15, 2021, the Company formed Blackstone Products, Inc. (“Newco”), a Delaware corporation that is a wholly-owned subsidiary of the Company, and Ackrell Merger Sub Inc. (“Merger Sub”), a Delaware corporation that is a wholly-owned subsidiary of Newco, for the purpose of executing the Business Combination Agreement (as defined below). All activities of Newco and Merger Sub through June 30, 2022 related to executing the Business Combination Agreement and SEC filings related to the proposed Blackstone Business Combination (as defined below).

On December 22, 2021, the Company, Newco and Merger Sub entered into a business combination agreement (the “Business Combination Agreement”) with North Atlantic Imports, LLC, an innovative griddle company d/b/a Blackstone Products (“Blackstone”), pursuant to which the two companies agreed to consummate a Business Combination where the combined company will own 100% of Blackstone post Business Combination (the “Blackstone Business Combination”). The aggregate consideration to be paid in the transactions is based on a pre-money Blackstone equity valuation of approximately $721 million. In connection with the proposed Blackstone Business Combination, the Company and Newco entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), pursuant to which Newco agreed to issue and sell to the PIPE Investors approximately 3,100,000 units (the “Newco Units”) for a purchase price of $10.00 per unit, for an aggregate of approximately $31,000,000 and approximately $111,000,000 principal amount of Newco convertible notes immediately prior to the closing of the proposed Blackstone Business Combination (the “PIPE Investment”). Each Newco Unit consists of one share of Newco common stock and one-half of a warrant to acquire Newco common stock at an exercise price of $11.50 per share. The Subscription Agreements provided investors with the right to terminate the Subscription Agreements if the proposed Blackstone Business Combination was not consummated by June 23, 2022, the date by which the Company were to have originally completed its Initial Business Combination in accordance with its Amended and Restated Certificate of Incorporation. These investors have exercised their right to terminate their subscription agreements. The Company is engaged in negotiations with those and other investors to modify the terms of the Subscription Agreements to eliminate the Newco Units portion of the private placement and to modify certain terms of the convertible notes.

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

Trust Account

Following the closing of the IPO on December 23, 2020, an amount of $139,380,000 ($10.10 per Unit) from the net proceeds of the sale of the Public and Private Units in the IPO and private placement was placed in a trust account (“Trust Account”) which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (a) the completion of the Company’s Initial Business Combination, (b) the redemption of any Public Subunits properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, or (c) the redemption of the Company’s Public Subunits if the Company is unable to complete an Initial Business Combination within the Business Combination Period (as defined below). On December 23, 2021, the Company deposited $1,380,000 into the Trust Account and extended the period of time to consummate an Initial Business Combination (the “Business Combination Period”) by three months from December 23, 2021 to March 23, 2022. On March 21, 2022, the Company deposited an additional $1,380,000 into the Trust Account and further extended the Business Combination Period by an additional three months from March 23, 2022 to June 23, 2022. On June 27, 2022, the Company deposited an additional $200,000 into the Trust Account and further extended the Business Combination Period by an additional one month from June 23, 2022 to July 23, 2022. The aggregate of $2,960,000 for the two three-month extensions and the initial three month extension was funded by proceeds from the promissory notes issued to the Sponsor and Blackstone on December 23, 2021, March 16, 2022, and June 24, 2022, respectively (See Note 5 and Note 8).

On April 28, 2022, pursuant to the trust agreement dated as of December 21, 2020 between the Company and Continental Stock Transfer & Trust Company (“CST”), the trustee of the Trust Account, the Company issued a request to CST to withdraw $129,279 of interest income from the Trust Account for the payment of the Company’s taxes. The proceeds from this withdrawal were deposited into the Company’s operating bank account on May 10, 2022. On June 14, 2022, the Company withdrew another $66,000 of interest income from the Trust Account for the payment of the Company’s taxes.

On June 21, 2022, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to further extend the Business Combination Period on a monthly basis up to three times from June 23, 2022 to not later than September 23, 2022, subject to the approval of the Board of Directors of the Company, provided the Sponsor or its designees deposit into the trust account for each monthly extension an amount equal to the lesser of $0.043 per share for each Public Subunit that has not been redeemed by June 23, 2022 and $200,000, within seven days after the commencement of each monthly extension period. In connection with the extension, an aggregate of 8,645,776 Public Subunits were presented for redemption. The Company paid cash in the aggregate amount of $89,068,505, or approximately $10.30 per subunit, to redeeming stockholders.

Initial Business Combination

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (net of taxes payable) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination. The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Subunits included in the Public Units sold in the IPO upon the completion of an Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their Public Subunits for a pro rata portion of the amount then on deposit in the Trust Account (approximately $10.35 per subunit as of June 30, 2022, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The Company initially had 12 months from the closing of the IPO to consummate a Business Combination with an opportunity to extend the period of time up to two times each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the Sponsor and/or its designees depositing into the Trust Account, on or prior to the applicable deadline, additional funds of $1,380,000 ($0.10 per unit) for each of the available three-month extensions. On December 23, 2021, the Company deposited $1,380,000 into the Trust Account and extended the period of time to consummate an Initial Business Combination by three months from December 23, 2021 to March 23, 2022. On March 21, 2022, the Company deposited an additional $1,380,000 into the Trust Account and further extended the period of time to consummate an Initial Business Combination by an additional three months from March 23, 2022 to June 23, 2022.

On June 21, 2022, the Company held a special meeting of stockholders for the approval of an amendment to its Amended and Restated Certificate of Incorporation to extend on a monthly basis up to three times the Business Combination Period from June 23, 2022 to a date not later than September 23, 2022, subject to the approval of the Board of Directors of the Company, provided the Sponsor or its designees deposit into the trust account for each monthly extension an amount equal to the lesser of $0.043 per share for each Public Subunit that has not been redeemed by June 23, 2022 and $200,000, within seven days after the commencement of each extension period (the “Extension Amendment”). In connection with the Extension Amendment, an aggregate of 8,645,776 Public Subunits were presented for redemption. On June 22, 2022, the Company paid cash in the aggregate amount of $89,068,505, or approximately $10.30 per subunit, to redeeming stockholders.

On June 27, 2022, the Company deposited an additional $200,000 into the Trust Account and further extended the period of time to consummate an Initial Business Combination by an additional month from June 23, 2022 to July 23, 2022. The aggregate of $2,960,000 for the two three-month extensions and the initial monthly extension was funded by proceeds from the promissory notes issued to the Sponsor and Blackstone on December 23, 2021, March 16, 2022, and June 24, 2022, respectively (See Note 5 and Note 8).

The Sponsor, EarlyBirdCapital and the Company’s officer and directors have agreed to (i) waive their conversion rights with respect to their Founder Shares (See Note 5), Representative Shares (See Note 8) and Private Subunits (collectively, the “Private Securities”) in connection with the consummation of a business combination, (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Private Securities if the Company fails to consummate a Business Combination by the end of the Business Combination Period, as extended in accordance with its Amended and Restated Certificate of Incorporation, as amended, and (iii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Subunits if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Subunits in conjunction with any such amendment.

Liquidation

The holders of the Private Securities will not participate in any liquidation distribution with respect to such securities. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.35 per Public Unit as of June 30, 2022. The Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.10 per Public Subunit by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. The agreement entered into by the Sponsor specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, or (2) as to any claims for indemnification by the underwriters of the Company’s IPO against certain liabilities, including liabilities under the Securities Act. The Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations. The Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company believes it is unlikely that Sponsor will be able to satisfy its indemnification obligations if it is required to do so.

Liquidity and Going Concern

As of June 30, 2022, the Company had cash outside the Trust Account of $195,111 available for working capital needs. All remaining cash and securities were held in the Trust Account and are generally unavailable for the Company’s use prior to an initial business combination (except that the Company may withdraw interest generated in the Trust Account to pay taxes) and are restricted for use either in a Business Combination or to redeem Public Subunits. As of June 30, 2022, none of the amounts on deposit in the Trust Account was available to be withdrawn as described above (except $71,099 of interest income that may be withdrawn to pay taxes).

Through June 30, 2022, the Company’s liquidity needs were satisfied through receipt of $5,000 from the sale of the Founder Shares (See Note 5), advances from the Sponsor in an aggregate amount of $300,000 which were repaid upon the IPO, and the remaining net proceeds from the IPO and private placement (See Notes 4 and 5) held outside of the Trust Account. Additionally, the Company received $1,380,000 from the Sponsor Extension Loan (see Note 5) and another $1,380,000 from the Blackstone Extension Loan (See Note 8), which the Company deposited into the Trust Account to extend the Business Combination Period from December 23, 2021 to July 23, 2022. On April 6, 2022, the Company issued an unsecured promissory note in the principal amount of $115,000 to Blackstone to fund payment of fees due to Nasdaq (See Note 8). On April 27, 2022, the Company issued an unsecured promissory note, the terms of which were later amended and restated on May 11, 2022, in the principal amount of $385,000 to Blackstone to fund the Company’s continued operations (see Note 8). On June 21, 2022, the Company issued an unsecured promissory note in the principal amount of up to $600,000 to Blackstone (the “Second Blackstone Extension Loan”) to extend the period during which the Company may consummate its initial Business Combination from June 23, 2022 to September 23, 2022 (See Note 8). As of June 30, 2022, the Company had drawn down $200,000 on the Second Blackstone Extension Loan. On July 22, 2022, the Company drew down an additional $200,000 on the Second Blackstone Extension Loan, for an aggregate amount of $400,000 (see Note 11). On April 28, 2022, pursuant to the trust agreement dated as of December 21, 2020 between the Company and CST, the Company withdrew $129,279 of interest income from the Trust Account for the payment of the Company’s taxes. On June 14, 2022, the Company withdrew another $66,000 of interest income from the Trust Account for the payment of the Company’s taxes. On August 4, 2022, the Company withdrew an additional $90,380 of interest income from the Trust Account for the payment of the Company’s taxes (See Note 11).

The Company’s initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

The Company anticipates that the $195,111 outside of the Trust account as of June 30, 2022 will not be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Additionally, the Company may need to obtain additional financing to consummate its Initial Business Combination but there is no assurance that new financing will be available to the Company on commercially acceptable terms. Furthermore, if the Company is not able to consummate a business combination by August 23, 2022 or September 23, 2022 if extended, it will trigger the Company’s automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contained the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $195,111 of cash held outside of the Trust Account as of June 30, 2022 and $86,792 as of December 31, 2021. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investment Held in Trust Account

As of June 30, 2022 and December 31, 2021, the Company had $53,345,080 and $140,822,578, respectively, in the Trust Account which may be utilized for Business Combination. As of June 30, 2022, investments in the Company’s Trust Account consisted of $61,420 in cash and $53,283,660 in money market instruments. All of the Company’s money market instruments held in the Trust Account as of June 30, 2022 are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

As of December 31, 2021, the Trust Account consisted of both cash and Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

On June 22, 2022, an aggregate of $89,068,505 was released from the Trust Account for the Company to redeem 8,645,776 redeemable Public Subunits held by the Company’s public stockholders.

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

Common Stock (underlying the Public Subunits) Subject to Possible Redemption

The Company accounts for its common stock underlying the Public Subunits that are subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock underlying the Public Subunits subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock underlying Public Subunits (including common stock underlying Public Subunits that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock underlying the Public Subunits are classified as stockholders’ equity. The Company’s common stock underlying the Public Subunits feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, common stock underlying the Public Subunits subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of loss per redeemable Public Share   underlying the Public Subunit and loss per non-redeemable Founder Share following the two-class method of loss per share. In order to determine the net loss attributable to both the Public Shares and non-redeemable Founder Shares, the Company first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 75% for the Public Shares underlying the Public Subunits and 25% for the non-redeemable Founder Shares for the three and six months ended June 30, 2022, reflective of the respective participation rights, and a ratio of 76% for the Public Shares and 24% for the non-redeemable Founder Shares for the three and six months ended June 30, 2021, reflective of the respective participation rights.

The earnings per share presented in the statements of operations is based on the following:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2022	June 30, 2022
Net loss	$(321,253)	$(821,807)
Attribution of extension funds to redeemable shares	(200,000)	(1,580,000)
Accretion of temporary equity to redemption value	(171,249)	(206,286)
Withdrawal of funds to pay for franchise tax	195,279	195,279
Net loss including accretion of temporary equity to redemption value	$(497,223)	$(2,412,814)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(371,754)	$(125,469)	$(1,818,557)	$(594,257)
Attribution of extension funds to redeemable shares	200,000	—	1,580,000	—
Accretion of temporary equity to redemption value	171,249	—	206,286	—
Withdrawal of funds to pay for franchise tax	(195,279)	—	(195,279)	—
Allocation of net loss	$(195,784)	$(125,469)	$(227,550)	$(594,257)

Denominator:
Weighted-average shares outstanding	12,944,923	4,369,000	13,370,100	4,369,000
Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.02)	$(0.14)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Net loss	$(353,298)	$(233,161)
Accretion of temporary equity to redemption value	(5,271)	(29,318)
Net loss including accretion of temporary equity to redemption value	$(358,569)	$(262,479)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021		June 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(272,346)	$(86,223)	$(199,362)	$(63,117)
Accretion of temporary equity to redemption value	5,271	—	29,318	—
Allocation of net loss	$(267,075)	$(86,223)	$(170,044)	$(63,117)

Denominator:
Weighted-average shares outstanding	13,800,000	4,369,000	13,800,000	4,369,000
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

As of June 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial as of June 30, 2022 and December 31, 2021.

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

Administrative Services Agreement

Commencing on the effective date of the Registration Statements, the Company has agreed to pay an affiliate of the Company’s Chairman an aggregate fee of $10,000 per month for providing the Company with office space and certain office and secretarial services. This arrangement will terminate upon completion of the Company’s Initial Business Combination or the distribution of the Trust Account to the Company’s public stockholders. As of June 30, 2022 and December 31, 2021, the Company has accrued $183,548 and $123,548, respectively, of administrative fees as a due to related party.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. As of June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Note 6 — Cash and Securities Held in Trust Account

As of June 30, 2022 and December 31, 2021, cash and securities held in Trust Account were $53,345,080 and $140,822,578, respectively, and will not be released until the earlier of (a) the completion of the Company’s Initial Business Combination, (b) the redemption of any Public Subunits properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, or (c) the redemption of the Company’s Public Subunits if the Company is unable to complete the Initial Business Combination within the Extended Combination Period.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 100,000,000 shares of common stock at par value of $0.0001 each.

On December 23, 2020, the Company sold 13,800,000 shares of common stock as part of units sold in the IPO. Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 539,000 shares of common stock as part of the Private Units.

On June 22, 2022, an aggregate of $89,068,505 was released from the Trust Account for the Company to redeem 8,645,776 redeemable Public Subunits held by the Company’s public stockholders.

As of June 30, 2022 and December 31, 2021, shares of common stock subject to redemption were 5,154,224 and 13,800,000, respectively. The total number of shares of common stock not subject to redemption outstanding at June 30, 2022 and December 31, 2021 was 4,369,000.

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

Capital Markets Advisors Agreements

On April 26, 2021, the Company engaged Nomura Securities International, Inc. (“Nomura”) as an advisor to assist the Company with identifying and assessing potential Business Combination targets. Upon the closing of the Business Combination, the Company will pay Nomura a variable transaction fee of up to $10 million based on the transaction value of the Business Combination, with a minimum transaction fee of $5 million which may be reduced by up to $750,000 to cover the Company’s costs to obtain fairness opinion(s).

Additionally, on September 9, 2021, the Company engaged Nomura and Barclays Capital Inc. (“Barclays”) to serve as exclusive capital markets advisors and exclusive joint placement agents in connection with the Company’s proposed Blackstone Business Combination. On May 24, 2022, Barclays resigned as joint capital markets advisor and co-placement agent to the Company pursuant to the terms of its engagement and waived payment of all fees and reimbursement of expenses under the engagement. On June 12, 2022, the Company amended the terms of its engagement letter with Nomura, pursuant to which Nomura agreed to act as placement agent for a private placement of the Company’s securities in connection with the proposed Blackstone Business Combination until the earlier of (i) June 12, 2023; (ii) the consummation of the private placement; or (iii) the termination of Nomura’s engagement in accordance with the terms of the engagement letter. Under the PIPE engagement letter the Company agreed to pay Nomura a fee equal to five percent (5%) of the gross proceeds from the sale of securities in the private placement to investors introduced by Nomura (excluding those covered by the original engagement letter) and to reimburse Nomura’s expenses (including counsel fees) up to an aggregate of $250,000 upon the earlier of the consummation of the proposed Blackstone Business Combination, the liquidation and dissolution of the Company in accordance with its governing documents and termination of the engagement letter in accordance with its terms.

Additionally, the Company has engaged Telsey Advisory Group (“Telsey”) to provide capital markets advisory services in connection with the proposed Blackstone Business Combination. The Company will pay Telsey a fixed fee of $650,000, of which $50,000 is payable within thirty days of Telsey completing its capital markets advisory services and the remaining $600,000 is payable upon the consummation of the proposed Blackstone Business Combination.

Consulting Agreements

On December 13, 2021, the Company engaged FS Global Credit Opportunities Fund (“FS”) to act as consultant with respect to the Newco convertible notes, the terms of which were amended on December 22, 2021 ("FS Consulting Agreement”). Pursuant to the FS Consulting Agreement, the Company will pay FS a fixed fee of $1,750,000 no later than the closing date of the Blackstone Business Combination, provided that no fee shall be payable if the Company requests FS to purchase up to $50,000,000 of Newco convertible notes on the terms set forth in the Subscription Agreement and FS does not purchase such Newco convertible notes. At the option of FS, all or any portion of such fee may be structured as original issue discount against the purchase price to be paid for the Newco convertible notes that may be purchased by FS or its affiliates. Additionally, the Company will reimburse FS’ for all reasonable and documented out-of-pocket costs and expenses, including counsel fees.

On July 15, 2022, the Company has engaged Ingalls & Snyder, LLC (“I&S") to provide marketing and consulting services with respect to the Blackstone Business Combination. The Company will pay I&S a flat fee of $240,000 upon satisfactory completion of the marketing and consulting services but in any event no later than September 23, 2022. The Company shall not be obligated to reimburse I&S for any out-of-pocket expenses.

Promissory Notes - Blackstone

On March 16, 2022, the Company issued an unsecured promissory note in the principal amount of $1,380,000 to Blackstone (the “Blackstone Extension Loan”). As of June 30, 2022, the Company had drawn down the full $1,380,000 on the Blackstone Extension Loan. The Blackstone Extension Loan is non-interest bearing and payable in cash upon the closing of the Company’s Initial Business Combination. In the event the Company fails to complete an Initial Business Combination prior to the deadline set forth in its governing document, no payment will be due under the Blackstone Extension Loan and the principal balance of the Blackstone Extension Loan will be forgiven.

On April 6, 2022, the Company issued another unsecured promissory note in the principal amount of $115,000 to Blackstone. The proceeds of this note were used to pay outstanding Nasdaq fees owed by the Company. The note is non-interest bearing and payable in cash upon the closing of the Company’s Initial Business Combination. In the event that the Company fails to complete an Initial Business Combination prior to the deadline set forth in its governing document, no payment will be due under the note and the principal balance of the note will be forgiven.

On April 27, 2022, the Company issued another unsecured promissory note, the terms of which were later amended and restated on May 11, 2022, in the principal amount of $385,000 to Blackstone. The proceeds of this note will be used as working capital to fund the continued operations of the Company. The note is non-interest bearing and payable in cash upon the earlier of i) the closing of the Company’s Initial Business Combination, or ii) September 23, 2022.

On June 21, 2022, the Company issued another unsecured promissory note in the principal amount of up to $600,000 to Blackstone (the “Second Blackstone Extension Loan”). The proceeds of this note will be used to extend the period during which the Company may consummate its initial Business Combination from June 23, 2022 to September 23, 2022. The note is non-interest bearing and payable in cash upon the earlier of i) the consummation of the Company’s Initial Business Combination, or ii) September 23, 2022. As of June 30, 2022, the Company had drawn down $200,000 on this promissory note. On July 22, 2022, the Company drew down an additional $200,000 on this promissory note, for an aggregate amount of $400,000 (see Note 11).

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

Recurring Fair Value Measurements

As of June 30, 2022, investment in the Company’s Trust Account consisted of $61,420 in cash and $53,283,660 in money market instruments. As of June 30, 2022, the value of cash and money market instruments held in Trust Account were determined by quoted prices in active markets (Level 1), and the value of Private Warrant liability was determined by significant other unobservable inputs (Level 3).

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$61,420	61,420	-	$-
Money market instruments	53,283,660	53,283,660	-	-
	53,345,080	53,345,080	-	-

Liabilities:
Warrant Liability – Private Warrants	$56,359	$-	$-	$56,359

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2022 and 2021.

Note 10 — Warrant Liabilities

At June 30, 2022 and December 31, 2021, there were 539,000 Private Warrants outstanding, which the Company accounts for as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Warrants has been estimated using Monte Carlo simulations at each measurement date.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements of the Private Warrants:

	As of June 30, 2022	As of December 31, 2021
Stock price	$10.24	$9.86
Strike price	$11.50	$11.50
Term (in years)	5.22	5.43
Volatility	8.8%	9.2%
Risk-free rate	3.01%	1.30%
Dividend yield	0.0%	0.0%

Note 11 — Subsequent Events

The Subscription Agreements for the PIPE Investment provided the PIPE Investors with the right to terminate their subscription agreements if the proposed Blackstone Business Combination was not consummated by June 23, 2022, the date by which Company was to have originally completed its initial business combination in accordance with the Company’s Amended and Restated Certificate of Incorporation. These investors have exercised their right to terminate their Subscription Agreements. The Company is engaged in negotiations with those and other investors to modify the terms of the Subscription Agreements to eliminate the units portion of the private placement and to modify certain terms of the convertible notes.

On July 15, 2022, the Company has engaged I&S to provide marketing and consulting services with respect to the Blackstone Business Combination. The Company will pay I&S a flat fee of $240,000 upon satisfactory completion of the marketing and consulting services but in any event no later than September 23, 2022. The Company shall not be obligated to reimburse I&S for any out-of-pocket expenses.

On July 22, 2022, the Company drew down an additional $200,000 on the Second Blackstone Extension Loan, which the Company deposited into the Trust Account on July 26, 2022 to further extended the Business Combination Period by an additional month from July 23, 2022 to August 23, 2022.

On August 4, 2022, the Company withdrew an additional $90,380 of interest income from the Trust Account for the payment of the Company’s taxes.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and final prospectus for its IPO filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

All activity through June 30, 2022 relates to our formation, IPO, and search for a target for our Initial Business Combination, including Blackstone, and efforts toward consummating the Initial Business Combination.

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

Proposed Business Combination with Blackstone

On December 22, 2021, we entered into a Business Combination Agreement with Blackstone, among others, pursuant to which we, through a merger of Blackstone with and into NewCo (the "Merger"), our wholly-owned subsidiary, and certain other transactions, would acquire Blackstone (the “Blackstone Business Combination”). The aggregate consideration to be paid in the transactions is based on a pre-money Blackstone equity valuation of approximately $721 million and will be made up of cash consideration and stock consideration as more fully described in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022 (the “Form 10-K”) and the Registration Statement on Form S-4 of Newco filed with the SEC on February 15, 2022, as amended (the "Newco Form S-4"). In connection with the proposed Blackstone Business Combination, we and Newco entered into the Subscription Agreements with the PIPE Investors, pursuant to which Newco agreed to issue and sell to the PIPE Investors 3,100,000 units for a purchase price of $10.00 per unit, for an aggregate of approximately $31,000,000, with each unit consisting of one share of Newco common stock and one-half of a warrant to acquire Newco common stock at an exercise price of $11.50 per share and Newco agreed to issue and sell approximately $111,000,000 principal amount of Newco convertible notes immediately prior to closing of the proposed Blackstone Business Combination. For more information on the proposed Blackstone Business Combination, the Business Combination Agreement and related agreements, as well as the PIPE Investment, see “Item 1. Business” in the Form 10-K and the Newco Form S-4.

Recent Developments

On April 6, 2022, we issued an unsecured promissory note in the principal amount of $115,000 to Blackstone to fund payment of fees due to Nasdaq (See Note 8). On April 27, 2022, we issued an additional unsecured promissory note, the terms of which were later amended and restated on May 11, 2022, in the principal amount of $385,000 to Blackstone to fund our continued operations (See Note 8).

On June 21, 2022, at a Special Meeting of Stockholders, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend on a monthly basis up to three times the period of time for which we are required to consummate a Business Combination (the “Business Combination Period”) from June 23, 2022 to not later than September 23, 2022, subject to the approval of our Board of Directors, provided the Sponsor or its designees deposit into the Trust Account for each monthly extension an amount equal to the lesser of $0.043 per share for each Public Subunit that has not been redeemed by June 23, 2022 and $200,000, within seven days after the commencement of each extension period (the “Extension Amendment”). In connection with the vote on the Extension Amendment, an aggregate of 8,645,776 Public Subunits were presented for redemption. We paid cash in the aggregate amount of $89,068,505, or approximately $10.30 per subunit, to redeeming stockholders.

On June 21, 2022, we issued another unsecured promissory note in the principal amount of up to $600,000 to Blackstone. The proceeds of this note will be used to extend the Business Combination Period in accordance with the Extension Amendment. The note is non-interest bearing and payable in cash upon the earlier of (i) the consummation of our Initial Business Combination, and (ii) September 23, 2022 (See Note 8).

On June 27, 2022, we deposited $200,000 into the Trust Account and extended the Business Combination Period by an additional month from June 23, 2022 to July 23, 2022. On July 26, 2022, we deposited an additional $200,000 into the Trust Account and further extended the Business Combination Period by an additional month from July 23, 2022 to August 23, 2022. The aggregate of $3,160,000 for the two three-month extensions and the two monthly extensions was funded by proceeds from the promissory notes issued to the Sponsor and Blackstone (See Note 5, Note 8 and Note 11).

The subscription agreements previously entered into with investors in connection with the private placement of units, consisting of shares of Newco common stock and warrants to purchase additional shares of Newco common stock, and/or Newco convertible notes announced on December 23, 2021 provided investors with the right to terminate their subscription agreements if the proposed Business Combination with Blackstone was not consummated by June 23, 2022, the date by which we were to have originally completed our initial business combination in accordance with our Amended and Restated Certificate of Incorporation. These investors have exercised their right to terminate their subscription agreements. We are engaged in negotiations with those and other investors to modify the terms of the subscription agreements to eliminate the units portion of the private placement and to modify certain terms of the convertible notes.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and searching for a prospective Initial Business Combination, including the proposed Blackstone Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account and recognize changes in the fair value of warrant liabilities as other income (expense). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for targets for our Initial Business Combination and our efforts to consummate an Initial Business Combination.

For the three months ended June 30, 2022, we had a net loss of $321,253, which consisted of loss from operations of $588,946, interest income of $171,249 on marketable securities held in the Trust Account, and other income of $96,444 resulting from a decrease in fair value of our warrants.

For the three months ended June 30, 2021, we had a net loss of $353,298, which consisted of operating costs of $284,480, and other loss of $74,089 resulting from an increase in fair value of our warrants, partially offset by interest income of $5,271 on marketable securities held in the Trust Account.

For the six months ended June 30, 2022, we had a net loss of $821,807, which consisted of loss from operations of $1,256,504, other income of $228,411 resulting from a decrease in fair value of our warrants, partially offset by interest income of $206,286 on marketable securities held in the Trust Account.

For the six months ended June 30, 2021, we had a net loss of $233,161, which consisted of operating costs of $484,275, and other income of $221,796 resulting from a decrease in fair value of our warrants, partially offset by interest income of $29,318 on marketable securities held in the Trust Account.

Liquidity and Capital Resources

On December 23, 2020, we consummated our IPO of 13,800,000 units, which included the full exercise of the underwriter’s option to purchase up to an additional 1,800,000 units at the IPO price to cover over-allotments, at a price of $10.00 per unit, generating gross proceeds of $138,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 539,000 placement units at a price of $10.00 per placement unit in a private placement to the Sponsor and EarlyBirdCapital, generating gross proceeds of $5,390,000.

Following the IPO and the private placement, a total of $139,380,000 was placed in the Trust Account. We incurred $4,085,051 in transaction costs, including $2,760,000 of underwriting fees and $1,325,051 of other offering costs.

On June 22, 2022, an aggregate of $89,068,505 was released from the Trust Account for the redemption of 8,645,776 Public Subunits held by our public stockholders.

As of June 30, 2022, we had marketable securities held in the Trust Account of $53,345,080 consisting of both cash and money market instruments with a maturity of 185 days or less.

We had $195,111 of cash held outside of the Trust Account as of June 30, 2022. We did not have any cash equivalents held outside of the Trust Account as of June 30, 2022.

Additionally, we received $1,380,000 from the Sponsor Extension Loan (see Note 5), $1,380,000 from the Blackstone Extension Loans (See Note 8), and $200,000 from the Second Blackstone Extension Loan, which we deposited into the Trust Account to extend the period of time to consummate an initial Business Combination from December 23, 2021 to July 23, 2022. On April 6, 2022, we issued an unsecured promissory note in the principal amount of $115,000 to Blackstone to fund payment of fees due to Nasdaq (See Note 8). On April 27, 2022, we issued an unsecured promissory note, the terms of which were later amended and restated on May 11, 2022, in the principal amount of $385,000 to Blackstone to fund our continued operations (see Note 8). On April 28, 2022, pursuant to the trust agreement dated as of December 21, 2020 between us and CST, we issued a request to CST to withdraw $129,279 of interest income from the Trust Account for the payment of our taxes. On June 14, 2022 and August 4, 2022, we withdrew another $66,000 and $90,380 of interest income, respectively, from the Trust Account for the payment of our taxes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

We anticipate that the $195,111 outside of the Trust Account as of June 30, 2022 will not be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time.

We may need to obtain additional financing to consummate our initial Business Combination but there is no assurance that new financing will be available to us on commercially acceptable terms. Furthermore, if we are not able to consummate a Business Combination by August 23, 2022, or September 23, 2022 if we further extend the period by which we must complete our initial Business Combination in accordance with the terms of the Extension Amendment, it will trigger our automatic winding up, liquidation and dissolution. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We have identified the following as our critical accounting policies:

Common Stock (underlying the Public Subunits) Subject to Possible Redemption

We account for common stock underlying the Public Subunits subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock underlying the Public Subunits subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock underlying the Public Subunits (including common stock underlying the Public Subunits that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock underlying the Public Subunits is classified as stockholders’ equity. Our common stock underlying the Public Subunits feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, common stock underlying the Public Subunits subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of loss per redeemable Public Share (underlying the Public Subunit) and loss per non-redeemable Founder Share following the two-class method of loss per share. In order to determine the net loss attributable to both the redeemable Public Subunits and non-redeemable Founder Shares, we first considered the total loss allocable to both sets of shares. This is calculated using the total net loss less any dividends paid. For purposes of calculating net loss per share, any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total loss allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 75% for the Public Shares (underlying the Public Subunits) and 25% for the non-redeemable Founder Shares for the three and six months ended June 30, 2022, reflective of the respective participation rights, and a ratio of 76% for the Public Shares and 24% for the non-redeemable Founder Shares for the three and six months ended June 30, 2021, reflective of the respective participation rights.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

We have engaged EarlyBirdCapital as an advisor in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our Initial Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with our press releases and public filings in connection with the business combination. We will pay EarlyBirdCapital a cash fee of $4,830,000 for such services upon the consummation of our Initial Business Combination (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at our sole discretion to other FINRA members that assist us in identifying or consummating an Initial Business Combination.

On April 26, 2021, the Company engaged Nomura as an advisor to assist the Company with identifying and assessing potential Business Combination targets. Upon the closing of the Business Combination, the Company will pay Nomura a variable transaction fee of up to $10 million based on the transaction value of the Business Combination, with a minimum transaction fee of $5 million which may be reduced by up to $750,000 to cover the Company’s costs to obtain fairness opinion(s).

Additionally, on September 9, 2021, the Company engaged Barclays to serve as exclusive capital markets advisors and exclusive joint placement agents in connection with the Company’s proposed Blackstone Business Combination. On May 24, 2022, Barclays resigned as joint capital markets advisor and co-placement agent to the Company pursuant to the terms of its engagement and waived payment of all fees and reimbursement of expenses under the engagement. On June 12, 2022, the Company amended the terms of its engagement letter with Nomura, pursuant to which Nomura agreed to act as placement agent for a private placement of the Company’s securities in connection with the proposed Blackstone Business Combination until the earlier of (i) June 12, 2023; (ii) the consummation of the private placement; or (iii) the termination of Nomura’s engagement in accordance with the terms of the engagement letter. Under the PIPE engagement letter the Company agreed to pay Nomura a fee equal to five percent (5%) of the gross proceeds from the sale of securities in the private placement to investors introduced by Nomura (excluding those covered by the original engagement letter) and to reimburse Nomura’s expenses (including counsel fees) up to an aggregate of $250,000 upon the earlier of the consummation of the proposed Blackstone Business Combination, the liquidation and dissolution of the Company in accordance with its governing documents and termination of the engagement letter in accordance with its terms.

Additionally, the Company has engaged Telsey to provide capital markets advisory services in connection with the proposed Blackstone Business Combination. The Company will pay Telsey a fixed fee of $650,000, of which $50,000 is payable within thirty days of Telsey completing its capital markets advisory services and the remaining $600,000 is payable upon the consummation of the proposed Blackstone Business Combination.

Recent Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU introduced a new credit loss methodology, the Current Expected Credit Losses (“CECL”) methodology, which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to maturity debt securities, trade receivables and other receivables measured at amortized cost at the time the financial asset is originated or acquired. After the issuance of ASU 2016-13, the FASB issued several additional ASUs to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. In November 2019, the FASB issued an amendment making this ASU effective for fiscal years beginning after December 15, 2022 for smaller reporting companies. We plan to adopt this standard in the first quarter of 2023 and do not expect the adoption will have a significant impact on our financial statements and related disclosures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2022, we have enhanced our internal controls over financial reporting relating to Private Warrants, redeemable equity instruments and Representative Shares by continuing to regularly assess the fair value of our Private Warrants, recognizing all Public Subunits as temporary equity and adopting a more robust approach to assessing the fair value of our equity instruments. We further improved this process by expanding and improving our review for complex securities and related accounting standards, enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications. The elements of our remediation plan   can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. There have been no changes in our internal controls over financial reporting, except as previously noted, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus as filed with the SEC on December 9, 2020, our Annual Report on Form 10-K for the year ended December 31, 2021, our quarterly reports on Form 10-Q/A for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021, respectively, and our quarterly report on Form 10-Q for the quarter ended March 31, 2022. For risk factors relating to Blackstone and the Blackstone Business Combination, please see the proxy statement/prospectus included in the Newco Form S-4, as amended. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We cannot assure you that we will be able to complete a business combination prior to August 23, 2022 or September 23, 2022 if we extend, the date by which we are required to complete our initial business combination or be forced to liquidate.

We cannot assure you that the proposed Blackstone Business Combination will be consummated prior to August 23, 2022 or September 23, 2022 if extended, the date by which we are required to complete our initial business combination or be forced to liquidate. Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. Although we are required to offer stockholders redemption rights in connection with any stockholder vote to approve a business combination, or if we seek to further extend the date by which we are required to complete our initial business combination at a Special Meeting of Stockholders to vote upon an amendment to our Amended and Restated Certificate of Incorporation for such further extension (a “Further Extension”), there may be no Special Meeting of Stockholders to vote upon our initial business combination or a Further Extension before September 23, 2022. Even if the proposed Blackstone Business Combination or a Further Extension is approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate a Business Combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with a stockholder vote upon a Further Extension and vote upon the Business Combination could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment, except through sales of our securities on the open market. The price of our securities may be volatile, and there can be no assurance that stockholders will be able to dispose of our securities at favorable prices, or at all.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments, and potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

The SEC has recently issued proposed rules relating to certain activities of special purpose acquisition companies (“SPACs”). Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate our company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate our company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs, including companies like ours, could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its business combination within 24 months after the effective date of the registration statement for its initial public offering.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company (the "CST”), the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Business Combination Period, our public stockholders may receive only approximately $10.35 per public subunit, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, such as the proposed Blackstone Business Combination, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.35 per subunit, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

There may be significant competition for us to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial business combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Quarterly Report were issued.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

Were we considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. Our Sponsor is a U.S. entity, and the managing member of our Sponsor is a U.S. person. However, if CFIUS has jurisdiction over our initial business combination, CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. If we were considered to be a “foreign person,” the foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, in such circumstances, the pool of potential targets with which we could complete an initial business combination could be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Certificate of Correction to the Amended and Restated Certificate of Incorporation. (2)
3.3	Bylaws. (3)
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (4)
10.1	Promissory Note, dated April 6, 2022, issued by Ackrell SPAC Partners I Co. to North Atlantic Imports, LLC. (5)
10.2	Amended and Restated Promissory Note, dated May 11, 2022, issued by Ackrell SPAC Partners I Co. to North Atlantic Imports, LLC. (6)
10.3	Promissory Note, dated April 27, 2022, issued by Ackrell SPAC Partners I Co. to North Atlantic Imports, LLC. (7)
10.4	Promissory Note dated June 21, 2022, issued by Ackrell SPAC Partners I Co. to North Atlantic Imports, LLC. (8)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2020.
(2)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2020.
(3)	Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on December 1, 2020.
(4)	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2022.
(5)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2022.
(6)	Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q filed on May 16, 2022.
(7)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2022.
(8)	Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2022.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACKRELL SPAC PARTNERS I CO.

Date: August 15, 2022	By:	/s/ Jason Roth
	Name:	Jason Roth
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Long Long
	Name:	Long Long
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)